Form 10-Q
period 2022-03-31
APx Acquisition Corp. I
filed 2022-05-16
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41125

APX ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Juan Salvador Agraz 65
Contadero, Cuajimalpa de Morelos
05370, Mexico City, Mexico
(Address of Principal Executive Offices, including zip code)
+52 (55) 4744 1100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-half of one redeemable warrant	APXIU	The NASDAQ Stock Market LLC
Class A common stock, par value $0.0001 per share	APXI	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock for $11.50 per share	APXIW	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of May 16, 2022, there were 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$792,547	$953,432
Prepaid expenses	150,000	150,000

Total current assets	942,547	1,103,432
Non-current prepaid expenses	100,000	137,500
Investment held in Trust Account	175,964,610	175,950,894

Total Assets	$177,007,157	$177,191,826

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and accounts payable	$491,533	$322,969

Total current liabilities	491,533	322,969
Deferred underwriting fees payable	6,037,500	6,037,500
Warrant liabilities	4,042,250	12,056,450

Total Liabilities	10,571,283	18,416,919

Commitments and Contingencies (Note 6)
Class A ordinary shares; - 17,250,000 shares subject to possible redemption at $10.00 per share	172,500,000	172,500,000
Shareholders’ Deficit
Preference shares - $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated Deficit	(6,064,557)	(13,725,524)

Total Shareholders’ Deficit	(6,064,126)	(13,725,093)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit	$177,007,157	$177,191,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Operating expenses:
Formation costs and other operating expenses	$366,948

Loss from operations	(366,948)
Other income (expense):
Interest income	13,715
Change in fair value of warrant liabilities	8,014,200
Net Income	$7,660,967

Weighted average Class A ordinary shares outstanding, basic and diluted	17,250,000

Basic and diluted net income per ordinary share, Class A	$0.36

Weighted average Class B ordinary shares outstanding, basic and diluted	4,312,500

Basic and diluted net income per ordinary share, Class B	$0.36

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021,	4,312,500	$431	$—	$(13,725,524)	$(13,725,093)
Net income	—	—	—	7,660,967	7,660,967

Balance – March 31, 2022	4,312,500	$431	—	(6,064,557)	$(6,064,126)
The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash flow from operating activities:
Net income	$7,660,967
Adjustments to reconcile net income to net cash used in operating activities:
Income earned in investments in trust account	(13,715)
Change in fair value of warrant liabilities	(8,014,200)
Changes in operating assets and liabilities:
Prepaid expenses	37,500
Accrued expenses	168,563

Net cash used in operating activities	(160,885)

Net change in cash	(160,885)
Cash at the beginning of the period	953,432

Cash at the end of the period	$792,547

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is APx Cap Sponsor Group I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 3.
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
Upon the closing of the Initial Public Offering, an amount of $175,950,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $792,547 in its operating bank account, and working capital of $451,014.
The Company’s liquidity needs up to March 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Going Concern Consideration
At March 31, 2022, the Company had $792,547 in operating cash and a working capital of $451,014, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $792,547 and $953,432 in cash and none in cash equivalents as of March 31, 2022, and December 31, 2021, respectively.
Cash Held in Trust Account
As of March 31, 2022, and December 31, 2021, the Company had $175,964,610 and $175,950,894, respectively, in cash held in the Trust Account which invests only in direct U.S. government treasury obligations.
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
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months
	period ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$6,128,774	$1,532,193
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500

Basic and diluted net income per ordinary share	$0.36	$0.36

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the period ended March 31, 2022.
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
NOTE 3. INITIAL PUBLIC OFFERING
On December 9, 2021, the Company sold 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of to $10,321,097, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $833,597 of other offering costs.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Proposed Offering. As of March 31, 2022, all of the over-allotment units had been settled simultaneously with the close of the IPO. No Class B ordinary shares were forfeited or subject to forfeiture.
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

Promissory Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Proposed Offering. As of March 31, 2022, and December 31, 2021, the Company has not drawn on the Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The company has not drawn any balance as of March 31, 2022, and December 31, 2021.
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
Underwriter’s Agreement
The Company granted the underwriter a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. As of March 31, 2022, the underwriters exercised all of the over-allotment units simultaneously with the close of the IPO.
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities —Warrants —Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below);

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

NOTE 8. SHAREHOLDERS’ DEFICIT
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of March 31, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.
Class B Ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.
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
At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled table: in the following

Gross Proceeds	$172,500,000
Less:
Proceeds Allocated to Public Warrants Classified as Equity	(6,650,459)
Class A ordinary shares issuance costs	(10,321,097)
Add:
Remeasurement of carrying value to redemption value	16,971,556

Class A ordinary shares subject to possible redemption	$172,500,000

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account(1)	1	$175,964,610	$175,950,894
Liabilities:
Warrant liability—Public Warrants (2)	1	$1,983,750	$5,916,750
Warrant liability—Private Placement Warrants (2)	2	$2,058,500	$6,139,700

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement during the period ended March 31, 2022 when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the period ended March 31, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

Warrants
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.
Initial Measurement
The Warrants were valued using a Monte Carlo simulation model-based approach, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank- check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

December 9, 2021
(Initial
Inputs	Measurement)
Risk-free interest rate	1.27%
Expected term (years)	5.0
Expected volatility	15.0%
Exercise price	$11.50
Stock price	$9.59
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

Subsequent Measurement
The subsequent measurement of the Public Warrants as of March 31, 2022, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker APXIW. The warrants are measured at fair value on a recurring basis. At the subsequent measurement date of March 31, 2022, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at subsequent measurement:

Inputs	March 31, 2022
Risk-free interest rate	2.44%

Expected term (years)	5.00
Expected volatility	4.17%
Exercise price	$11.50
Stock price	$10.00
As of March 31, 2022 the aggregate values of the Public Warrants and Private Placement Warrants were $1,983,750 and $2,058,500, respectively.
The following table presents the changes in the fair value of Level
2
 warrant liabilities:

Private Placement
Fair value as of December 31, 2021 (1)	$6,139,700
Change in valuation inputs or other assumptions	(4,081,200)
Fair value as of March 31, 2022	$2,058,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated events that have occurred after the balance sheet date up through the date the financial statement was issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References to “we”, “us”, “our” or the “Company” are to APx Acquisition Corp. I, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to APx Cap Sponsor Group I, LLC, a Cayman Islands limited liability company. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings
.
Overview
We are a blank check company incorporated on May 13, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “initial business combination”). We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in a SSLA or companies outside a SSLA that provide goods and services to Spanish speaking markets. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
The Company’s sponsor is APx Cap Sponsor Group I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2021 (the “IPO”). On December 9, 2021, the Company consummated the IPO of 17,250,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at a price of $10.00 per Unit, generating gross proceeds of $172,500,000, including 2,250,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one-half
of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
Concurrently with the closing of the IPO, our Sponsor purchased an aggregate of 8,950,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per private placement warrants. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the trust account.

Following the closing of the IPO, an amount of $175,950,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States at Bank of America, N.A., and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company.
We paid an underwriting discount at the closing of the IPO of $3.45 million. An additional fee of $6.04 million was deferred and will become payable upon our completion of an initial business combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the trust account solely in the event we complete our initial business combination.
Results of Operations
Our entire activity from inception up to March 31, 2022, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating
income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.
For the three months ended March 31, 2022, we had a net income of $7,660,967, which was comprised of operating costs of $366,948, interest income of $13,715 from investments in our Trust Account and $8,014,200 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $792,547 in its operating bank account, and working capital of $451,014.
The Company’s liquidity needs up to March 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Contractual Obligations
Administrative Services Agreement
Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support provided to members of the Company’s management team. Upon completion of the initial business combination or its liquidation, the Company will cease paying these monthly fees.

Registration Rights
The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of working capital loans, if any, (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement dated as of December 6, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were paid a cash underwriting discount of $3,450,000, or $0.20 per unit of the gross proceeds of the initial 17,250,000 Units (inclusive of 2,250,000 Unit over-allotment option) sold in the IPO, in the aggregate. In addition, the underwriters are entitled to a deferred fee of (i) $0.35 per unit of the gross proceeds of the initial 15,000,000 Units sold in the IPO, or $5,250,000, and (ii) $0.35 per unit of the gross proceeds from the 2,250,000 Units sold pursuant to the over-allotment option, or $787,500, aggregating to a deferred fee of $6,037,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

Net Income Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the IPO (including the consummation of the Over-allotment) and the Private Placement Warrants to purchase an aggregate of 17,575,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Off-Balance
Sheet Arrangements
As of March 31, 2022, and December 31, 2021, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
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
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act
(iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
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

Evaluation of Disclosure Controls and Procedures
As required by Rules

13a-15

and

15d-15

under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules

13a-15

(e) and

15d-15

(e) under the Exchange Act) were not effective, as of March 31, 2022, because of a material weakness in our internal control over financial reporting related to errors in warrant liabilities and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Changes in Internal Control Over Financial Reporting
Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
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
Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Concurrently with the closing of the IPO, the Sponsor purchased an aggregate of 8,950,000 Private Placement Warrants at a price of $1.00 per private placement warrant. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds
On December 9, 2021, we consummated the IPO of 17,250,000 Units, including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $172,500,000. BofA Securities, Inc. served as the sole underwriter of the IPO. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-261247).
The SEC declared the registration statement effective on December 6, 2021.
Following the closing of the IPO and the private placement of warrants, $175,950,000 was placed in the Trust Account, comprised of $172,500,000 of the proceeds from the IPO, payment of $3,450,000 of the underwriters’ discount, $8,950,000 of the proceeds of the sale of the Private Placement Warrants and transfer of $2,050,000 to operating account. There has been no material change in the planned use of proceeds from the IPO as described in the prospectus.
The Company paid an underwriting discount at the closing of the IPO of $3.45 million. An additional fee of $6.04 million was deferred and will become payable upon our completion of an initial business combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the trust account solely in the event we complete our initial business combination.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Index

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX ACQUISITION CORP. I

Date: May 16, 2022		/s/ Daniel Braatz
	Name:	Daniel Braatz
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2022		/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)