Form 10-K/A
period 2021-12-31
APx Acquisition Corp. I
filed 2022-09-01
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

September 1, 2022
, the
Registrant had

17,250,000 of its Class A ordinary shares, $0.0001 par value per share, and 4,312,500 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
APx Acquisition Corp. I (the “Company”) is a blank check company incorporated in the Cayman Islands on May 13, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “initial business combination”).
The Company previously presented that the Class A ordinary shares were valued at a price of $10.00 per Class A ordinary share. While the Company offered the units in the initial public offering at an offering price of $10.00 per unit, the Company deposited in the trust account $10.20 per Class A ordinary share, implying an initial value of $10.20 per Class A ordinary share. After discussion and evaluation, the Company has concluded that the value of each Class A ordinary share should be considered $10.20 instead of $10.00. Thus, the Company is filing this amended Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2022, to restate its financial statements and related footnote disclosures as of December 31, 2021, for the period from May 13, 2021 (inception) through December 31, 2021. The correction involves only non-cash adjustments. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.
Restatement Background
The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary shares, and is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. The Company had accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480. Class A ordinary shares subject to mandatory redemption were classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, 17,250,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s financial statements, respectively. Additionally, as of December 31, 2021, 4,312,500 of Class B ordinary shares were presented as permanent equity in the equity section of the Company’s financial statements, respectively.
Following the closing of the Initial Public Offering on December 9, 2021, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of an initial business combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.
The Company’s Class A shares have a redemption price of $10.20. Therefore, the Class A shares should be presented within temporary equity at their redemption value of $175,950,000 ($10.20 per share). However, the Company recorded the redemption value at $10.00 per share as of December 9, 2021, December 31, 2021, and March 31, 2022, with a corresponding Class A share balance of $172,500,000 with temporary equity.
Accordingly, the Company’s financial statements as of December 31, 2021 had incorrectly classified a portion of the Class A ordinary shares outstanding as permanent equity. Upon correction of the financial statements classification, the entire redemption value of Class A ordinary shares outstanding should be classified in temporary equity as Class A ordinary shares subject to possible redemption.

As a result, the Company, together with its advisors, undertook a process to correct the presentation of the Class A ordinary shares subject to redemption. Based on this evaluation, the management of APx Acquisition Corp. I, determined, on August 16, 2022, that the Company’s financial statements and other financial data as of December 31, 2021 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 (the “Affected Period”) contained an error that was quantitatively and qualitatively material and, as a result, should no longer be relied upon. Management determined that the financial statements in the Affected Period should be restated to reflect the full redemption value of the Class A ordinary shares subject to redemption in temporary equity. Consequently, the Company has restated the financial statements identified above for the Affected Period in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, loss from operations or total operating, investing or financing cash flows.
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. The management of APx Acquisition Corp. I has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.
Items Amended in this Form 10-K/A
This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements
Part II, Item 9A. Controls and Procedures
In addition, the Company’s principal executive officer and principal financial officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report.

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

•
We have identified a material weakness in our internal control over financial reporting related to accounting for warrant liabilities and the classification of temporary equity versus permanent equity, and if we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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
A total of $175,950,000, comprised of $172,500,000 of the proceeds from the IPO (which amount includes $6,037,500 of the underwriters’ deferred discount) and $8,950,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at Bank of America, National Association maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of our initial business combination; (ii) the redemption of our public shares if we have not completed our initial business combination within 15 months from the closing of the IPO, or within 21 months if we extend the period of time to consummate our initial business combination in accordance with the terms described in the registration statement for our IPO (the “Combination Period”), or (iii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial
business combination activity.

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
The net proceeds from the IPO and the private placement of warrants provided us with $175,950,000 that we may use to complete our initial business combination (after taking into account the $6,037,500 of deferred underwriting commissions being held in the trust account, and is after offering expenses and working capital costs of approximately $1,310,000). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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
We identified a material weakness in our internal control over financial reporting during the year ended December 31, 2021 related to our accounting for warrant liabilities and the classification of temporary equity versus permanent equity. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
In connection with our audit as of and for the period from May 13, 2021 (inception) through December 31, 2021, we identified a material weakness in our internal control over financial reporting related to our accounting for warrant liabilities. In addition, in connection with our preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, we identified another material weakness related to the classification of temporary equity versus permanent equity in our financial statements filed with the SEC. While we offered the units in the IPO at an offering price of $10.00 per unit, we deposited in the trust account $10.20 per Class A ordinary share, implying an initial value of $10.20 per Class A ordinary share. After discussion and evaluation, we have concluded that the value of each Class A ordinary share should be considered $10.20 instead of $10.00.
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
We issued warrants to purchase 8,625,000 Class A ordinary shares as part of the units offered by the IPO prospectus and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 8,950,000 private placement warrants, at $1.00 per warrant. In addition, if the sponsor makes any working capital loans up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
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
Following the closing of the IPO and private placement of warrants, $175,950,000 was placed in the trust account, comprised of $172,500,000 of the proceeds from the IPO, including $6,037,500 of the underwriters’ deferred discount, and $8,950,000 of the proceeds of the sale of the Private Placement Warrants. We paid $3,450,000 in in underwriting discounts and recorded approximately $833,597 for other costs and expenses related to the IPO. There has been no material change in the planned use of proceeds from the IPO as described in the prospectus dated November 19, 2021 which was filed with the SEC.
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
Following the closing of the Initial Public Offering, an amount of
175,950,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account
(the “Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.
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
The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares to cover certain offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 6). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model-based approach (see Note 11).
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
Restatement of Previously Issued Financial Statements
On August 16, 2022, we revised the balance of temporary equity and permanent equity. We restated our financial statements to revalue the Company’s Class A common stock subject to possible redemption at its full redemption value, as described in the Explanatory Note of this Amendment. The Company’s accounting related to temporary equity and permanent equity did not have any effect on the Company’s previously reported investments held in trust or cash.
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
The material weakness identified relates to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for warrants liabilities and the classification of temporary equity versus permanent equity in the fourth quarter of 2021 due to the lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately.
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
September 1, 2022

APX ACQUISITION CORP. I

By:	/s/ Xavier Martinez
Name: Xavier Martinez
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date
/s/ Daniel Braatz	Chief Executive Officer, Chairman of the Board	September 1, 2022
Daniel Braatz	(Principal Executive Officer)

/s/ Xavier Martinez	Chief Financial Officer	September 1, 2022
Xavier Martinez	(Principal Financial and Accounting Officer)

/s/ Alfredo Vara Alonso		September 1, 2022
Alfredo Vara Alonso	Director

/s/ Angel Losada Moreno		September 1, 2022
Angel Losada Moreno	Director

/s/ David Proman		September 1, 2022
David Proman	Director

/s/ Diego Dayenoff		September 1, 2022
Diego Dayenoff	Director

A
P
X AC
Q
UISITION
C
OR
P. I

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
Restatement
As discussed in Note 2 to the financial statements, the December 31, 2021 financial statements have been restated to correct a misstatement.
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
Houston, Texas
April 8, 2022, except for the effects of the restatement discussed in Note 2, as to which the date is September 1, 2022

APX ACQUISITION CORP. I
BALANCE SHEET
AS OF DECEMBER 31, 2021
(RESTATED)

Assets
Current assets:

Cash	$953,432
Prepaid expenses	150,000

Total current assets	1,103,432
Non-current prepaid expenses	137,500
Investment held in Trust Account	175,950,894

Total Assets	$177,191,826

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Accrued expenses	$322,969

Total current liabilities	322,969
Warrant liabilities	12,056,450
Deferred underwriting fees payable	6,037,500

Total Liabilities	18,416,919
Commitments and Contingencies (Note 7 )
Class A ordinary shares; 17,250,000 shares subject to possible redemption at $10.20 per share	175,950,000
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption)	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	—
Accumulated Deficit	(17,175,524)

Total Shareholders’ Deficit	(17,175,093)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$177,191,826

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

APX ACQUISITION CORP. I
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
(RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – May 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,566,250	—	1,566,250
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,590,819)	(18,830,737)	(20,421,556)
Net income	—	—	—	—	—	1,655,213	1,655,213

Balance – December 31, 2021	—	$—	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MAY 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
(RESTATED)

Cash flow from operating activities:
Net income	$1,655,213
Adjustments to reconcile net income to net cash used in operating activities:
Income earned in investments in trust account	(894)
Change in fair value of warrant liabilities	(2,442,925)
Transaction costs allocated to warrant liabilities	465,166
Changes in operating assets and liabilities:
Prepaid expenses	(287,500)
Accrued expenses	322,969

Net cash used in operating activities	(287,971)

Cash flow from investing activities:
Investment held in Trust Account	(175,950,000)

Net cash used in investing activities	(175,950,000)

Cash flow from financing activities:
Proceeds from sale of Units	172,500,000
Proceeds from private placement	8,950,000
Offering costs paid	(4,258,597)

Net cash provided by financing activities	177,191,403

Net change in cash	953,432
Cash at the beginning of the period	—

Cash at the end of the period	$953,432

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

Offering costs included in accrued expenses	$579,697

Deferred underwriting commissions	$6,037,500

Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$14,499,375

Remeasurement of Class A ordinary shares subject to possible redemption	$20,421,556

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
The Company’s sponsor is APx Cap Sponsor Group I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December
6
, 2021. On December 9, 2021, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note
4
.
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
5
).
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
The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (Note
9
). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The Company’s Sponsor has agreed (a) to vote its Founder Shares (Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business
Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business
Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.
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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As

of December 31, 2021, the Company had approximately $
1.0
 million in its operating bank account, and working capital of approximately $
0.8
 million.
The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (Note
6
) for the Founder Shares to cover certain offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note
6
). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending its Annual Report on
Form 10-K,
filed with the SEC on April 8, 2022, to record Class A ordinary shares subject to possible redemption at their full redemption value in temporary equity. The Company had previously understated its Class A ordinary shares redemption value at $10.00 per share, when redemption value was $10.20 per share. As a result, the Company restated its previously filed financial statements to present redeemable Class A ordinary shares at their full redemption value as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 9, 2021 (the “Post-IPO Balance Sheet”), and the Company’s Annual Report on 10-K for the annual period ended December 31, 2021, as well as the Form 10-Q for the quarterly period ended March 31, 2022 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2021. The quarterly period ended March 31, 2022 will be restated in the Company’s Form 10-Q/A. Please see Note 10, which has been updated to reflect the restatement of the financial statements contained in this Annual Report.
The impact of the restatement on the Company’s financial statements is reflected in the following tables:
Impact of the Restatement

	As of December 31, 2021
	As Reported	Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption	$172,500,000	$3,450,000	$175,950,000
Accumulated deficit	(13,725,524)	(3,450,000)	(17,175,524)

Total Shareholders’ Deficit	$(13,725,093)	$(3,450,000)	$(17,175,093)

Statement of Changes in Shareholders’ Deficit
Accretion of Class A ordinary shares to redemption amount	$(16,971,556)	$(3,450,000)	$(20,421,556)
Accumulated deficit	(13,725,524)	(3,450,000)	(17,175,524)

Total Shareholders’ Deficit	$(13,725,093)	$(3,450,000)	$(17,175,093)

Statement of Cash Flows
Supplemental Disclosure of Noncash Financing Activities
Remeasurement of Class A ordinary shares subject to possible redemption	$—	$(20,421,556)	$(20,421,556)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.
The fair value at the grant date of the 40,000
Founder
S
hares transferred to the Company’s
directors was
approximately
$203,000 or $5.08 per share. Upon consummation of an initial business combination, the Company will recognize approximately

$203,000 in compensation expense.
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
11
).

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $9,855,931 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $465,166 were expensed as of the date of the Initial Public Offering.

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
4
. INITIAL PUBLIC OFFERING
On December 9, 2021, the Company sold 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of to $10,321,097, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $833,597 of other offering costs.
Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share (Note
8
).
NOTE
5
. PRIVATE PLACEMENT
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
6
. RELATED PARTY TRANSACTIONS
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
7
. COMMITMENTS AND CONTINGENCIES
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
8
. WARRANT LIABILITY
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
9
. SHAREHOLDERS’ DEFICIT
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
NOTE
10
. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
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
At December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds Allocated to Public Warrants Classified as Equity	(7,115,625)
Class A ordinary shares issuance costs	(9,855,931)
Add:
Remeasurement of carrying value to redemption value	20,421,556

Class A ordinary shares subject to possible redemption	$175,950,000

NOTE 1
1
. FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account (1)	1	$175,950,894
Liabilities:
Warrant liability—Public Warrants (2)	3	$5,916,750
Warrant liability—Private Placement Warrants (2)	3	$6,139,700

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Inputs	December 9, 2021 (Initial Measurement)
Risk-free interest rate	1.26%
Expected term (years)	5.0
Expected volatility	15.0%
Exercise price	$11.50
Stock price	$9.59
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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at subsequent measurement:

Inputs	December 31, 2021
Risk-free interest rate	1.26%
Expected term (years)	5.00
Expected volatility	13.0%
Exercise price	$11.50
Stock price	$10.00
As of December 31, 2021 the aggregate values of the Public Warrants and Private Placement Warrants were $5,916,750 and $6,139,700, respectively.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities

Fair value as of May 13, 2021 (inception)	$—	$—	$—
Initial measurement on December 9, 2021	7,383,750	7,115,625	14,499,375
Change in valuation inputs or assumptions (1)	(1,244,050)	(1,198,875)	(2,442,925)

Fair value as of December 31 , 2021	$6,139,700	$5,916,750	$12,056,450

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
NOTE 1
2
. SUBSEQUENT EVENTS
The Company evaluated events that have occurred after the balance sheet date up through the date the financial statement was issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.