Form 10-Q/A
period 2022-03-31
APx Acquisition Corp. I
filed 2022-09-01
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)

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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of
September 1
, 2022, there were 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I
Form
10-Q/A
For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS
(RESTATED)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$792,547	$953,432
Prepaid expenses	150,000	150,000

Total current assets	942,547	1,103,432
Non-current prepaid expenses	100,000	137,500
Investment held in Trust Account	175,964,610	175,950,894

Total Assets	$177,007,157	$177,191,826

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and accounts payable	$491,533	$322,969

Total current liabilities	491,533	322,969
Deferred underwriting fees payable	6,037,500	6,037,500
Warrant liabilities	4,042,250	12,056,450

Total Liabilities	10,571,283	18,416,919

Commitments and Contingencies (Note 7 )
Class A ordinary shares; - 17,250,000 shares subject to possible redemption at $10.20 per share	175,950,000	175,950,000
Shareholders’ Deficit
Preference shares - $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption )	—	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated Deficit	(9,514,557)	(17,175,524)

Total Shareholders’ Deficit	(9,514,126)	(17,175,093)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’s Deficit	$177,007,157	$177,191,826

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

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(RESTATED)

	Class B		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)
Net income	—	—	—	7,660,967	7,660,967

Balance – March 31, 2022	4,312,500	$431	$—	$(9,514,557)	$(9,514,126)
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
If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or within 21 months if we extend the period of time to consummate a Business Combination in accordance with the terms described in the registration statement for our Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially deposited in the Trust Account of $10.20 per Unit.

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
The Company’s liquidity needs up to March 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note
6
) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note

). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10- Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2022, to record Class A ordinary shares subject to possible redemption at their full redemption value in temporary equity. The Company had previously understated its Class A ordinary shares redemption value at $10.00 per share, when redemption value was $10.20 per share. As a result, the Company restated its previously filed financial statements to present redeemable Class A ordinary shares at their full redemption value as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly periods ended March 31, 2022 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption at their redemption value. As such, the Company is reporting these restatements to the period in this quarterly report.
The impact of the restatement on the Company’s financial statements is reflected in the following tables:
Impact of the Restatement

	As of March 31, 2022
	As Reported	Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption	$172,500,000	$3,450,000	$175,950,000
Accumulated deficit	(6,064,557)	(3,450,000)	(9,514,557)
Total Shareholders’ Deficit	$(6,064,126)	$(3,450,000)	$(9,514,126)

S tatement of Changes in Shareholders’ Deficit
Accumulated deficit	$(6,064,557)	$(3,450,000)	$(9,514,557)
Total Shareholders’ Deficit	$(6,064,126)	$(3,450,000)	$(9,514,126)
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
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.
The fair value at the grant date of the 40,000
Founder Shares

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model-based approach (see Note 1
1
).

Derivative Financial Instruments
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
NOTE 4. INITIAL PUBLIC OFFERING
On December 9, 2021, the Company sold 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of to $10,321,097, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $833,597 of other offering costs.
Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share (Note
8
).
NOTE 5. PRIVATE PLACEMENT
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
NOTE 6. RELATED PARTY TRANSACTIONS
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
NOTE 7. COMMITMENTS AND CONTINGENCIES
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

NOTE 8. WARRANT LIABILITY
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

NOTE 9. SHAREHOLDERS’ DEFICIT
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
NOTE 10. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
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

NOTE 11. FAIR VALUE MEASUREMENTS
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
NOTE 12. SUBSEQUENT EVENTS
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
The Company’s liquidity needs up to March 31, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 6). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Correction of an Error in Previously Furnished Financial Statements
The Company previously presented that the Class A ordinary shares were valued at a price of $10.00 per Class A ordinary share. While the Company offered the units in the initial public offering at an offering price of $10.00 per unit, the Company deposited in the trust account $10.20 per Class A ordinary share, implying an initial value of $10.20 per Class A ordinary share. After discussion and evaluation, the Company has concluded that the value of each Class A ordinary share should be considered $10.20 instead of $10.00. The Company had previously understated its Class A ordinary shares redemption value at $10.00 per share, when redemption value was $10.20 per share. As a result, the Company is restating the financial statement included in this quarterly report to present redeemable Class A ordinary shares at their full redemption value as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective, as of March 31, 2022, because of a material weakness in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.
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
Restatement of Previously Issued Financial Statements
On
September 1
, 2022
, we revised the balance of temporary equity and permanent equity. We restated our financial statements to revalue the Company’s Class A common stock subject to possible redemption at its full redemption value, as described in the Explanatory Note of this report. The Company’s accounting related to temporary equity and permanent equity did not have any effect on the Company’s previously reported investments held in trust or cash.
Remediation Plan
The Chief Executive Officer and Chief Financial Officer performed additional post-closing review procedures including reviewing historical filings and consulting with subject matter experts related to the material weaknesses identified by our management. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have improved, and will continue to improve, these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form
10-K/A
filed with the SEC on September 1, 2022.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Index

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX ACQUISITION CORP. I

Date: September 1, 2022		/s/ Daniel Braatz
	Name:	Daniel Braatz
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: September 1, 2022		/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)