Form 10-Q
period 2022-06-30
APx Acquisition Corp. I
filed 2022-09-01
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41125

APX ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification N o .)
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
September 1,
2022, there were 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I
Form
10-Q
For the Quarter Ended June 30, 2022

		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 (unaudited) and for the period from May 13, 2021 (inception) through June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022 (unaudited) and for the period from May 13, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for Six Months Ended June 30, 2022 (unaudited) and for the period from May 13, 2021 (inception) through June 30, 2021 (unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II — OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$665,774	$953,432
Prepaid expenses	150,000	150,000

Total current assets	815,774	1,103,432
Non-current prepaid expenses	62,500	137,500
Non- current Investment held in Trust Account	176,210,196	175,950,894

Total Assets	$177,088,470	$177,191,826

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and accounts payable	$526,674	$322,969

Total current liabilities	526,674	322,969
Deferred underwriting fees payable	6,037,500	6,037,500
Warrant liabilities	1,406,000	12,056,450

Total Liabilities	7,970,174	18,416,919

Commitments and Contingencies (Note 6)
Class A ordinary shares; — 17,250,000 shares subject to possible redemption at $10.20 per share	176,210,196	175,950,000

Shareholders’ Deficit
Preference shares — $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares — $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B ordinary shares — $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated Deficit	(7,092,331)	(17,175,524)

Total Shareholders’ Deficit	(7,091,900)	(17,175,093)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$177,088,470	$177,191,826

The accompanying notes are an integral part of these condensed financial statements.

APX ACQUISITION CORP. I
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period from May 13, 2021 (inception) through June 30, 2021
Formation costs and other operating expenses	$199,415	$566,363	$6,878

Loss from operations	(199,415)	(566,363)	(6,878)
Other Income (expense):
Income earned on investments in Trust Account	245,587	259,302	—
Change in FV of warrant liability	2,636,250	10,650,450	—

Net income (loss)	$2,682,422	$10,343,389	$(6,878)

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	17,250,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.12	$0.48	$—

Weighted average shares outstanding, Class B ordinary shares non-redeemable shares	4,312,500	4,312,500	484,418

Basic and diluted net income per share, Class B ordinary shares, non-redeemable shares	$0.12	$0.48	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

APX ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM MAY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance — May 13, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(6,878)	(6,878)

Balance — June 30, 2021	4,312,500	$431	$24,569	$(6,878)	$18,122

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)
Net income	—	—	—	7,660,967	7,660,967

Balance — March 31, 2022	4,312,500	$431	$—	$(9,514,557)	$(9,514,126)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(260,196)	(260,196)
Net income	—	—	—	2,682,422	2,682,422

Balance — June 30, 2022	4,312,500	$431	$—	$(7,092,331)	$(7,091,900)

The accompanying notes are an integral part of these condensed financial statements.

APX ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM MAY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	For the six months ended June 30, 2022	For the period from May 13, 2021 (Inception) through June 30, 2021
Cash flow from Operating Activities:
Net income (loss)	$10,343,389	$(6,878)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned from investments in Trust Account	(259,302)
Change in fair value of warrant liability	(10,650,450)	—
Changes in operating assets and liabilities:
Prepaid expenses	75,000	—
Accounts payable and accrued expenses	203,705	—
Accrued formation costs	—	6,878

Net cash used in operating activities	(287,658)	—

Net change in cash	(287,658)	—
Cash — Beginning of period	953,432	—

Cash — End of Period	$665,774	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$267,375

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Remeasurement of Class A ordinary shares subject to possible redemption	$260,196	$20,421,556

The accompanying notes are an integral part of these condensed financial statements.

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
As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $10,321,097, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $833,597 of other offering costs. In addition, at December 9, 2021, cash of $1,295,936 was held outside of the Trust Account (as defined below) and is available for working capital purposes.
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

Liquidity and Capital Resources
As of June 30, 2022, the Company had $665,774 in its operating bank account, and working capital of $289,100.
The Company’s liquidity needs up to June 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced military operations in Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the global economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
Going Concern Consideration
At June 30, 2022, the Company had $665,774 in operating cash and a working capital of $289,100, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update
(“ASU”) 2014-15, “Disclosure
of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until March 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as insufficient cash flows, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. These financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $665,774 and $953,432 in cash and none in cash equivalents as of June 30, 2022, and December 31, 2021, respectively.
Cash Held in Trust Account
As of June 30, 2022, and December 31, 2021, the Company had $176,210,196 and $175,950,894, respectively, in cash held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.
The fair value at the grant date of the 40,000 Founder Shares transferred to the Company’s directors was approximately $203,000 or $5.08 per share. Upon consummation of an initial business combination, the Company will recognize approximately $203,000 in compensation expense.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,250,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share.
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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months ended June 30, 2022		For the Six Months Ended June 30, 202 2		For the period from May 13, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,145,938	$536,484	$8,274,711	$2,068,678	$—	$(6,878)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	—	484,418

Basic and diluted net income (loss) per common stock	$0.12	$0.12	$0.48	$0.48	$—	$(0.01)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the period ended June 30, 2022.
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
Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
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

1
0

Recently Issued Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Proposed Offering. As of June 30, 2022, all of the over-allotment units had been settled simultaneously with the close of the IPO. No Class B ordinary shares were forfeited or subject to forfeiture.
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
Promissory Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing
and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Proposed Offering. As of June 30, 2022, and December 31, 2021, the Company has not drawn on the Note.
During the period ended June 30, 2022, the Company incurred $6,900 of administrative fees that was paid directly by the Sponsor. The Company reimbursed the Sponsor shortly thereafter, therefore there is no related party payable balance outstanding as of June 30, 2022.

1
1

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The company has not drawn any balance as of June 30, 2022, and December 31, 2021.
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
Underwriter’s Agreement
The Company granted the underwriter
a 45-day option
to purchase up to 2,250,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. As of June 30, 2022, the underwriters exercised all of the over-allotment units simultaneously with the close of the IPO.
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

1
2

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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities — Warrants — Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below);

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

1
3

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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preferred Shares
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of June 30, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 B Ordinary shares
— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.
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

1
4

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
At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds allocated to public warrants classified as Equity	(7,115,625)
Class A ordinary shares issuance costs	(9,855,931)
Add:
Remeasurement of carrying value to redemption value	20,421,556

Class A ordinary shares subject to possible redemption at December 31, 2021	$175,950,000
Remeasurement of carrying value to redemption value	260,196

Class A ordinary shares subject to possible redemption at June 30, 2022	$176,210,196

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account (1)	1	$176,210,196	$175,950,894
Liabilities:
Warrant liability — Public Warrants (2)	1	$690,000	$5,916,750
Warrant Liability — Private Warrants (2)	2	$716,000	$6,139,700

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement during the period ended June 30, 2022 when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the period ended June 30, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

1
5

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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Inputs	December 9, 2021 (Initial Measurement)
Risk-free interest rate	1.26%
Expected term (years)	5.0
Expected Volatility	15.0%
Exercise Price	$11.50
Share Price	$9.59
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

Subsequent Measurement
The subsequent measurement of the Public Warrants as of June 30, 2022, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker APXIW. The warrants are measured at fair value on a recurring basis. At the subsequent measurement date of June 30, 2022 and December 31, 2021, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method.

1
6

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at subsequent measurement:

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	3.03%	1.26%
Expected term (years)	4.8	5
Expected Volatility	0.59%	13.0%
Exercise Price	$11.50	$11.50
Share Price	$10.01	$10.00
As of June 30, 2022 the aggregate values of the Public Warrants and Private Placement Warrants were $690,000 and $716,000, respectively.
The following table presents the changes in the fair value of Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2021 (1)	$6,139,700
Change in valuation inputs or other assumptions	(4,081,200)
Fair value as of March 31, 2022	$2,058,500
Change in valuation inputs or other assumptions	(1,342,500)
Fair value as of June 30, 2022	$716,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated events that have occurred after the balance sheet date up through the date the condensed financial statement was issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statement
.

1
7

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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
Results of Operations
Our entire activity from inception up to June 30, 2022, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating
income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.
For the three months ended June 30, 2022, we had a net income of $2,682,422, which was comprised of operating costs of $199,415, interest income of $245,587 from investments in our Trust Account and $2,636,250 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.
For the six months ended June 30, 2022, we had a net income of $10,343,389, which was comprised of operating costs of $566,363, interest income of $259,302 from investments in our Trust Account and $10,650,450 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.
For the period from May 13, 2021, through June 30, 2021, we had a net loss of $6,878, which is comprised of formation and operating expenses of $6,878.
Liquidity and Capital Resources
As of June 30, 2022, the Company had $665,774 in its operating bank account, and working capital of $289,100.
The Company’s liquidity needs up to June 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”)
2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until March 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as insufficient cash flows, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, as of June 30, 2022, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.
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
and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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

APX ACQUISITION CORP. I

Date: September 1, 2022		/s/ Daniel Braatz
	Name: Title:	Daniel Braatz Chief Executive Officer and Director (Principal Executive Officer)

Date: September 1, 2022		/s/ Xavier Martinez
	Name: Title:	Xavier Martinez Chief Financial Officer and Director (Principal Financial and Accounting Officer)

25