Form 10-Q
period 2022-09-30
APx Acquisition Corp. I
filed 2022-11-14
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41125

APX ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 14
, 2022, there were
17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I

Form 10-Q For the Quarter Ended September 30, 2022

Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 (unaudited) and for the Three Months ended September 30, 2021 and for the period from May 13, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022 (unaudited) and for the Three Months ended September 30, 2021 and for the period from May 13, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for Nine Months Ended September 30, 2022 (unaudited) and for the period from May 13, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II — OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$528,263	$953,432
Prepaid expenses	150,000	150,000

Total current assets	678,263	1,103,432
Non-current prepaid expenses	25,000	137,500
Non- current Investment held in Trust Account	176,672,900	175,950,894

Total Assets	$177,376,163	$177,191,826

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses and accounts payable	$691,133	$322,969

Total current liabilities	691,133	322,969
Deferred underwriting fees payable	—	6,037,500
Warrant liabilities	1,230,250	12,056,450

Total Liabilities	1,921,383	18,416,919

Commitments and Contingencies (Note 6)
Class A ordinary shares; — 17,250,000 shares subject to possible redemption at $10.24 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	176,672,900	175,950,000

Shareholders’ Deficit
Preference shares — $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares — $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B ordinary shares — $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital		—
Accumulated Deficit	(1,218,551)	(17,175,524)

Total Shareholders’ Deficit	(1,218,120)	(17,175,093)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$177,376,163	$177,191,826

The accompanying notes are an integral part of these condensed financial statements.

APX ACQUISITION CORP. I
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

				For the Period from
	For the three months	For the three months	For the nine months	May 13, 2021 (inception)
	ended September 30,	ended September 30,	ended September 30,	through September 30,
	2022	2021	2022	2021
Formation costs and other operating expenses	$339,470	$—	$905,833	$6,878

Loss from operations	(339,470)	—	(905,833)	(6,878)

Other income	—	—	—	—
Interest income	462,704	—	722,006	—
Gain on settlement of deferred underwriting fees	249,047	—	249,047	—
Change in fair value of warrant liabilities	175,750	—	10,826,200	—

Total other income	887,501	—	11,797,253	—

Net Income (Loss)	$548,031	$—	$10,891,420	$(6,878)

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	—	17,250,000	—

Basic and diluted net income/(loss) per share Class A ordinary shares	$0.03	$—	$0.51	$—

Weighted average shares outstanding Class B ordinary shares non-redeemable shares	4,312,500	3,750,000	4,312,500	3,750,000

Basic and diluted net income per share Class B ordinary shares, non-redeemable shares	$0.03	$(0.00)	$0.51	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

APX ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
AND FOR THE PERIOD FROM MAY 13, 2021 (INCEPTION) THROUGH
SEPTEMBER 30, 2021 (UNAUDITED)

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — May 13, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(6,878)	(6,878)

Balance — June 30, 2021	4,312,500	$431	$24,569	$(6,878)	$(18,122)
Net income	—	—	—	—	—

Balance — September 30, 2021	4,312,500	$431	$24,569	$(6,878)	$18,122

	Class B Ordinary		Additional		Total
	Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)
Net income	—	—	—	7,660,967	7,660,967

Balance — March 31, 2022	4,312,500	$431	$—	$(9,514,557)	$(9,514,126)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(260,196)	(260,196)
Net income	—	—	—	2,682,422	2,682,422

Balance — June 30, 2022	4,312,500	$431	$—	$(7,092,331)	$(7,091,900)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(462,704)	(462,704)
Gain on settlement of underwriting fees	—	—	—	5,788,453	5,788,453
Net income	—	—	—	548,031	548,031

Balance — September 30, 2022	4,312,500	$431	$—	$(1,218,551)	$(1,218,120)

The accompanying notes are an integral part of these condensed financial statements.

APX ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM MAY 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	For the nine months ended September 30, 2022	For the period from May 13, 2021 (Inception) through September 30, 2021
Cash flow from Operating Activities:

Net income (loss)	$10,891,420	$(6,878)
Adjustments to reconcile net income to net cash used in operating activities:
Income earned from investments in Trust Account	(722,006)
Change in fair value of warrant liability	(10,826,200)	—
Gain on Settlement on deferred underwriting fees	(249,047)
Changes in operating assets and liabilities:
Prepaid expenses	112,500	—
Accounts payable and accrued expenses	368,164	—
Accrued formation costs	—	6,878

Net cash used in operating activities	(425,169)	—

Net change in cash	(425,169)	—
Cash — Beginning of period	953,432	—

Cash — End of Period	$528,263	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$511,440

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Remeasurement of Class A ordinary shares subject to possible redemption	$722,900	$—

Gain on settlement of underwriting fees	$5,788,453	$—

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
As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) which is described below, and the search for a target business with which to consummate an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $10,321,097, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $833,597 of other offering costs. In addition, at December 9, 2021, cash of $1,295,936 was held outside of the Trust Account (as defined below) and was available for working capital purposes.
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
If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or within 21 months if we extend the period of time to consummate a Business Combination in accordance with the terms described in the registration statement for our Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially deposited in the
Trust Account of $10.24 per unit.

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

Liquidity and Capital Resources
As of September 30, 2022, the Company had $528,263
in its operating bank account, and working capital deficit of
$12,870.
The Company’s liquidity needs up to September 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. As such, the company may need to obtain alternative liquidity and capital resources to meet its needs, which may not be available to the Company. Over this time period, the Company will be using any available funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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
Going Concern Consideration
At September 30, 2022, the Company had $528,263
in operating cash and working capital deficit of
 $12,870 respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $528,263 and $953,432 in cash and none in cash equivalents as of September 30, 2022, and December 31, 2021, respectively.
Cash Held in Trust Account
As of September 30, 2022, and December 31, 2021, the Company had $176,672,900 and $175,950,894, respectively, in cash held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.
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

The following table reflects the calculation of basic and diluted net income per ordinary share:

							For the period from
	For the Three Months ended		For the Three Month Ended		For the Nine Months ended		May 13, 2021 (inception) through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income/ (loss)
Allocation of net income (loss)	$438,425	$109,606	$—	$—	$8,713,136	$2,178,284	$—	$(6,878)
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	—	3,750,000	17,250,000	4,312,500	—	3,750,000

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$—	$—	$0.51	$0.51	$—	$—

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the period ended September 30, 2022.
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
In September 2022, the
Company reversed the $6,037,500
of deferred underwriting fees as the underwriters resigned from their role in the Business Combination and thereby waived their right
of the deferred underwriting commissions (Note 6).
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
NOTE 5. RELATED PARTY TRANSACTIONS Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Proposed Offering. As of September 30, 2022, all of the over-allotment units had been settled simultaneously with the close of the IPO. No Class B ordinary shares were forfeited or subject to forfeiture.
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
Promissory Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Proposed Offering. As of September 30, 2022, and December 31, 2021, the Company has not drawn on the Note.
During the nine months ended September 30, 2022, the Company incurred $6,900 of administrative fees that was paid directly by the Sponsor. The Company reimbursed the Sponsor shortly thereafter, therefore there is no related party payable balance outstanding as of September 30, 2022.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The company has not drawn any balance as of September 30, 2022, and December 31, 2021.
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
Underwriter’s Agreement
The Company granted the underwriter a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. As of September 30, 2022, the underwriters exercised all of the over-allotment units simultaneously with the close of the IPO.
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
Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of
$6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the three and nine months ended September 30, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the three and nine months ended September 30, 2022.
Advisory and Placement Agent Agreements
On October 17, 2022, the Company engaged EarlyBirdCapital, Inc. (“Early Bird Capital”) to act a potential non-exclusive placement agent or advisor in connection with potential capital raising transactions related to a business combination. Early Bird Capital will be entitled to customary fees in such capacity, with payment due at, and conditioned upon, the closing of a business combination, if any.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of September 30, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.
Class B Ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.
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
Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Additionally, during the three months ended September 30, 2022, the Company recorded accretion on the Class A ordinary shares of $462,704 to redemption value related to the interest in the trust account.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds allocated to public warrants classified as Equity	(7,115,625)
Class A ordinary shares issuance costs	(9,855,931)
Add:
Remeasurement of carrying value to redemption value	20,421,556

Class A ordinary shares subject to possible redemption at December 31, 2021	175,950,000
Remeasurement of carrying value to redemption value	722,900

Class A ordinary shares subject to possible redemption at September 30, 2022	$176,672,900

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account (1)	1	$176,672,900	$175,950,894
Liabilities:
Warrant liability — Public Warrants (2)	1	$603,750	$5,916,750
Warrant Liability — Private Warrants (2)	2	$626,500	$6,139,700

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement during the period ended September 30, 2022 when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the period ended September 30, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

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

Subsequent Measurement
The subsequent measurement of the Public Warrants as of September 30, 2022, are classified as Level 1 due to the use of an observable market quote in an active market under the ticker APXIW. The warrants are measured at fair value on a recurring basis. At the subsequent measurement date of September 30, 2022 and December 31, 2021, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at subsequent measurement:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.14%	1.26%
Expected term (years)	4.63	5
Expected Volatility	0.50%	13.0%
Exercise Price	$11.50	$11.50
Share Price	$10.12	$10.00
As of September 30, 2022 the aggregate values of the Public Warrants and Private Placement Warrants were $603,750 and $626,500, respectively. The following table presents the changes in the fair value of Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2021 (1)	$6,139,700
Change in valuation inputs or other assumptions	(4,081,200)

Fair value as of March 31, 2022	$2,058,500
Change in valuation inputs or other assumptions	(1,342,500)

Fair value as of June 30, 2022	$716,000
Change in valuation inputs or other assumptions	(89,500)

Fair value as of September 30, 2022	$626,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated events that have occurred after the balance sheet date up through the date the condensed financial statement was issued. Based upon the review, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statement except for the transaction described below.

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

We paid an underwriting discount at the closing of the IPO of $3.45 million. An additional fee of $6.04 million was deferred and would become payable upon our completion of an initial business combination. The deferred portion of the discount would become payable to the underwriters from the amounts held in the Trust Account solely in the event we complete our initial business combination subject to the terms of the underwriting agreement. However, on September 28, 2022, the underwriters waived their right to receive the deferred fee, resulting in a gain from settlement of deferred underwriting commissions of approximately $6.04 million.

Results of Operations

Our entire activity from inception up to September 30, 2022, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2022, we had a net income of $548,031, which was comprised of operating costs of $339,470, interest income of $462,704 from investments in our Trust Account, $249,047 of gain on settlement of deferred underwriting fees and $175,750 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the nine months ended September 30, 2022, we had a net income of $10,891,420, which was comprised of operating costs of $905,833, interest income of $722,006 from investments in our Trust Account $249,047 of gain on settlement of deferred underwriting fees and $10,826,200 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the period from May 13, 2021, through September 30, 2021, we had a net loss of $6,878, which is comprised of formation and operating expenses of $6,878.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $528,263 in its operating bank account, and a working capital deficit of $12,870.

The Company’s liquidity needs up to September 30, 2022, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO and the Private Placement Warrants. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. As such, the Company may need to obtain alternative liquidity and capital resources to meet its needs, which may not be available to the Company. Over this time period, the Company will be using any available funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $3,450,000, or $0.20 per unit of the gross proceeds of the initial 17,250,000 Units (inclusive of 2,250,000 Unit over-allotment option) sold in the IPO, in the aggregate. In addition, the underwriters are entitled to a deferred fee of (i) $0.35 per unit of the gross proceeds of the initial 15,000,000 Units sold in the IPO, or $5,250,000, and (ii) $0.35 per unit of the gross proceeds from the 2,250,000 Units sold pursuant to the over-allotment option, or $787,500, aggregating to a deferred fee of $6,037,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the three and nine months ended September 30, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the three and nine months ended September 30, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of September 30, 2022, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company paid an underwriting discount at the closing of the IPO of $3.45 million. An additional fee of $6.04 million was deferred and would become payable upon our completion of an initial business combination. The deferred portion of the discount would become payable to the underwriters from the amounts held in the Trust Account solely in the event we complete our initial business combination subject to the terms of the underwriting agreement. However, on September 28, 2022, the underwriters waived their right to receive the deferred fee, resulting in a gain from settlement of deferred underwriting commissions of approximately $6.04 million.

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

APX ACQUISITION CORP. I

Date: November 14, 2022		/s/ Daniel Braatz
	Name:	Daniel Braatz
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022		/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)