Form 10-K
period 2022-12-31
APx Acquisition Corp. I
filed 2023-03-31
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
001-41125

APx Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Juan Salvador Agraz 65
Contadero, Cuajimalpa de Morelos
05370
,
Mexico City
,
Mexico
(Address of principal executive offices)
+52 (55) 4744 1100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	APXIU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	APXI	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	APXIW	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☒    No  ☐
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the registrant had
17,250,000 of its Class A ordinary shares, $0.0001 par value per share, and 4,312,500 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.
As of March 28, 2023, the Registrant had
6,556,583
 of its Class A ordinary shares, $0.0001 par value per share, and
4,312,500

of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from future pandemics and other geo-political events;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

•

if we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate;

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

•	we may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise;

•	impact of future pandemics and related risks;

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

•

In the past, we have identified material weaknesses related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy of completeness of accounts payable and accrued expenses, and if we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

On May 21, 2021, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 8, 2021, the Sponsor transferred 20,000 Founder Shares to each of Angel Losada Moreno and David Proman, two of the Company’s independent directors, for an aggregate purchase price of $231.88 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 4,272,500 Founder Shares. As of December 31, 2022, the Sponsor held 4,272,500 Founder Shares.

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

On February 27, 2023 we held an extraordinary general meeting (the “EGM”) and our shareholders approved an amendment to our amended and restated memorandum and articles of association and to the Investment Management Trust Agreement, dated December 6, 2021 (the “Investment Management Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee, to change the payment required to extend the Combination Period (as defined below) by two three-month periods. In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their request for redemption) for an aggregate redemption amount of approximately $111,346,281.12. Following such redemptions, approximately $68,271,080.69 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.

On February 28, 2023, we issued an unsecured promissory note (the “Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to effect the Extension (as defined below). The Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “Due Date”). On the Due Date, the Company shall (i) pay to the Payee (as defined in the Promissory Note) the outstanding principal amount of the Promissory Note in immediately available funds (the “Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On March 1, 2023, we deposited $750,000 into the trust account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “Extension”), and may deposit an additional $750,000 into the trust account for a subsequent extension, from June 9, 2023 to September 9, 2023, that we may need to complete an initial business combination.

Except with respect to interest earned on the remaining funds held in the trust account after the redemption, that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of our initial business combination; (ii) the redemption of our public shares if we have not completed our initial business combination by June 9, 2023 (18 months from the closing of the IPO), or by September 9, 2023 (21 months from the closing of the IPO) if we further extend the period of time by an additional three months from June 9, 2023, to consummate our initial business combination and in accordance with the terms described in our amended and restated memorandum and articles of association, as amended (the “Combination Period”), or (iii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association, as amended (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO, the sale of Private Placement Warrants and any future sales of additional notes or debt securities, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that we will be able to complete an initial business combination successfully.

We must complete one or more initial business combinations having an aggregate fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes) at the time of our signing a definitive agreement in connection with our initial business combination. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using remaining cash in the trust account from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is currently approximately $10.31 per public share, and such amount may increase further by $0.11 per public share in the event we decide to extend the Combination Period by an additional three-month period, as described herein. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association, as amended, provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. On February 27, 2023, we held the extraordinary general meeting seeking shareholder approval to change the payment required to extend the Combination Period by two three-month periods and, in connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their request for redemption) for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $111,346,281.12. Following such redemptions, approximately $68,271,080.69 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Accordingly, we expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 39.7% of our issued and outstanding ordinary shares entitled to vote thereon. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 1,122,043, or 6.5%, of the 17,250,000 public shares sold in the IPO, or 17% of the total 6,556,583 public shares remained issued and outstanding after the redemption, to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association, as amended, provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, consistent with past redemptions, we intend to require our public shareholders seeking to exercise their future redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association, as amended, provide that we will have until the expiration of the Combination Period to complete our initial business combination. If we have not completed our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $413,206 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account after taking into account the additional deposit of $750,000 in connection with extension of the Combination Period, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.31. The funds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.31. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third-party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.31 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.31 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.31 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.31 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.31 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.31 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, $413,206 will be available to us outside the trust account from the proceeds of the IPO and the sale of the private placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses and other operating expenses exceed our estimate of $1,400,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses and other operating expenses are less than our estimate of $1,400,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.31 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by future pandemics, the lingering effects of the ongoing COVID-19 pandemic, geopolitical conflicts and the status of debt and equity markets.

Our search for and the business of any potential target business with which we consummate a business combination could be materially and adversely affected by the impact of future global pandemics, the lingering effects of the COVID-19 pandemic and geopolitical conflicts. The extent to which these factors impact our search for a business combination will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning these factors.

The potential rise of new pandemics and geopolitical conflicts, as well as the challenges associated with certain restrictions in certain countries, particularly in Latin America, may lead to other restrictions being implemented in response to efforts to reduce the outbreak accordingly. We may be unable to complete a business combination if these concerns resume and continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which current and future pandemics impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and the actions to contain such disease or treat its impact, among others. Similarly, geopolitical conflicts are expected to have further global economic consequences, including disruptions of the global supply chain, labor shortages and inflationary pressures. If the disruptions posed by these factors or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the state of future pandemics and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the potential outbreak of future pandemics and geopolitical conflicts may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.31 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within the Combination Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, social unrest, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown, which turned by inflation once certain restrictions were lifted, and extreme volatility globally and, while the extent of the impact of potential future pandemics on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, future pandemics and other events (such as terrorist attacks, social unrest, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our public shareholders may receive only $10.31 per share, or less than $10.31 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share” and other risk factors herein.

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

Our initial shareholders own 39.7% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association, as amended, provide that if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, 1,122,043, or 6.5%, of the 17,250,000 public shares sold in the IPO, or 17% of the total 6,556,583 public shares remained issued and outstanding after the redemption, to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See Item 1—“Business—Effecting Our Initial Business Combination—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

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

While we offered our units at an offering price of $10.00 per unit and the amount in the trust account is anticipated to be $10.31 per public share, implying an initial value of $10.31 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.006 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor invested an aggregate of $8,975,000 in us in connection with the IPO, comprised of the $25,000 purchase price for the founder shares and the $8,950,000 purchase price for the private placement warrants. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $1.00 per share and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in the IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

We may experience a shortage of working capital as the net proceeds generated from the IPO and the sale of private placement warrants not held in the trust account may not be sufficient to sustain our operations for the duration of the Combination Period. This may result in limitations to the amount of funds available for our businesses search and the completion of our initial business combination. Consequently, we will need to rely on loans from our sponsor, management team, their affiliates or third parties to finance our search and finalization of the initial business combination, if any.

Of the net proceeds of the IPO and the sale of the private placement warrants, only $413,206 in cash were available to us as of December 31, 2022 outside the trust account to fund our working capital requirements. We believe that the current funds available to us outside of the trust account will not be sufficient to allow us to operate for at least the duration of the Combination Period. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

As our offering expenses and other operating expenses exceeded our estimate of $1,400,000, we may continue to fund such excess with additional loans to increase the funds available for our operation outside the trust account. The amount held in the trust account will not be impacted as a result of such additional expected loans that we may incur. As we are required to seek additional capital, we would need to borrow funds from our sponsor, management team, their affiliates or other third parties to operate or may be forced to liquidate. For example, on February 28, 2023, we issued an unsecured promissory note in the amount of $875,000 to finance the extension of the Combination Period. However, neither our sponsor, members of our management team nor any of their affiliates or third parties is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of certain loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. In addition, we may need to engage in private negotiations with third parties, our sponsor, management, or its affiliates to secure loans that may not be in our favor in order to complete our initial business combination. Third parties may not be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.31 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.31 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.31 per public share held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit hereto, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.31 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.31 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.31 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.31 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.31 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.31 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.31 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.31 per share. In this regard please see also “Risk Factors—Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks—If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we may decide to instruct the trustee, not before on or about the 18-month anniversary of the effective date of the registration statement relating to the IPO, to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change (if made), we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.”

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

We issued and may issue additional notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

On February 28, 2023, we issued an unsecured promissory note (the “Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to extend the Combination Period. The Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023. We may choose to issue additional notes or other debt securities and incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from the IPO, the private placement of warrants and the additional amounts we deposited in the trust account, after giving effect to the redemption of $111,346,281.12 provide us with $68,271,080.69 that we may use to complete our initial business combination. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our amended and restated memorandum and articles of association, as amended, provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our initial shareholders own 39.7% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in the IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent director nominees also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors, existing holders or funds managed by certain of our affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10—“Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors, existing holders or funds managed by certain of our affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Our units, Class A ordinary shares and warrants have been approved for trading on Nasdaq under the symbols “APXIU,” “APXI” and “APXIW,” respectively. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000), a minimum number of holders of our securities (generally 300 public holders) and maintain a minimum market value (generally $50 million). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

A future potential business combination may be subject to U.S. foreign investment regulations, including regulations relating to the Committee on Foreign Investment in the United States, which may, among other things, impose conditions on, delay or prevent the consummation of such future potential business combination, if any.

We are currently not aware of any material regulatory approvals, clearances or actions that would be required for completion of a future potential business combination. However, if any such approvals, clearances or actions were required, there can be no assurance that any such approval or clearance would be obtained, or any such action taken, within the required time period. This includes any potential review of a future business combination, if any, by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”) on account of certain restrictions on the acquisition of, or an investment in, a U.S. business by non-U.S. investors. If a potential business combination falls within CFIUS’s jurisdiction to review the transaction in order to determine the effect of such transactions on the national security of the U.S., we may be required to make a mandatory filing or we may determine to submit a voluntary notice to CFIUS, or we may determine to proceed with such potential business combination without notifying CFIUS and risk CFIUS intervention, before or after closing such potential business combination. CFIUS can contact parties to transactions within its jurisdiction that did not notify CFIUS and request that the parties submit a CFIUS notice and can self-initiate national security reviews. If a potential business combination falls within the scope of foreign ownership restrictions, CFIUS may impose conditions or limitations on such potential business combination or we may be prevented from, or be unable to, consummate such potential business combination, if any.

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, (i) whether the investor/acquiror of the U.S. business is a “foreign person” or ‘‘foreign entity,” (ii) the nature and structure of the transaction, (iii) the level of beneficial ownership interest, and (iv) the nature of any information or governance rights involved. Some transactions within the jurisdiction of CFIUS trigger a mandatory CFIUS filing requirement. Otherwise, notifying CFIUS of a transaction within its jurisdiction is voluntary. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) are always subject to CFIUS jurisdiction. The Foreign Investment Risk Review Modernization Act of 2018, which was fully implemented through regulations that became effective in 2020, significantly expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

Our Sponsor and APx Cap Holdings I, LLC (“Holdings”) are controlled by, and have substantial ties with, non-U.S. persons. Our Sponsor is a limited liability company formed and registered under the laws of the Cayman Islands and the sole manager of the Sponsor is Holdings, a limited liability company formed and registered under the laws of the Cayman Islands, which has substantial ties to non-U.S. persons. While we and our Sponsor, are controlled by, and have substantial ties with non-U.S. persons, we believe that it is unlikely that any of the facts or relationships with respect to a potential future business combination that we may pursue, would subject such potential business combination to regulatory review by a U.S. government entity or authority, including review by CFIUS. Nor do we believe that a potential future business combination would ultimately be prohibited if such review was conceivable.

However, there can be no assurances that CFIUS or another U.S. governmental agency will not take a different view of a potential business combination or will not choose to review such potential business combination, if any. If a potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with such potential business combination without notifying CFIUS and risk CFIUS intervention, before or after the consummation of such potential business combination. In addition, for so long as the Sponsor retains a material ownership interest in the Company, the Company may be deemed a “foreign person” under the regulations relating to CFIUS and any potential initial business combination with a U.S. business or foreign business with U.S. subsidiaries that the Company may wish to pursue may be subject to CFIUS review. In connection with a potential business combination, CFIUS could, among other things, (i) decide to block or delay such potential business combination, (ii) impose conditions, limitations or restrictions with respect to such potential business combination (including, but not limited to, limits on information sharing with investors, requiring a voting trust, governance modifications, or forced divestiture, among other things), or (iii) request the President of the United States to order the Company to divest all or a portion of any U.S. target business of such potential business combination that the Company acquired without first obtaining CFIUS clearance. In addition, CFIUS may impose penalties if CFIUS believes that the mandatory notification requirement applied to such potential business combination. The risk of review by CFIUS may force our management to limit the pool of potential target companies to companies that our management believes are not subject to CFIUS’s jurisdiction, in which case the Company’s ability to find a target may be limited. In this regard please also see “Risk Factors— Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks—Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination within the required time period. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.”

The process of government review, whether by CFIUS or otherwise, could be lengthy. If we are unable to consummate a potential business combination within 18 months from December 9, 2021 (i.e., June 9, 2023) (or within 21 months (i.e., September 9, 2023) if we further extend the Combination Period by an additional three-months in accordance with the terms described in our amended and restated memorandum and articles of association, as amended), we would, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law. In such event, the Company’s shareholders would miss the opportunity to benefit from an investment in any other target company in an initial business combination and the appreciation in value of such investments. Additionally, the Company’s warrants would expire worthless.

In addition, CFIUS could choose to review past or proposed transactions involving new or existing foreign investors in the Company or in the Sponsor, even if a filing with CFIUS is or was not required at the time of the potential business combination. Any review and clearance of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and, in the event that CFIUS reviews a potential business combination or one or more proposed or existing investments by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to such potential business combination or such investors.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we may decide to instruct the trustee, not before on or about the 18-month anniversary of the effective date of the registration statement relating to the IPO, to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change (if made), we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a business combination transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the date of the registration statement for its initial public offering. However, even prior to a 24-month anniversary of the effective date of the registration statement relating to the IPO, a company may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of the effective date of the registration statement relating to the IPO, there is a greater risk that a company may be considered an unregistered investment company, in which case such company may be required to liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (a “SPAC”), including a company like ours, which does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we have operated as a blank check company since the completion of our IPO, searching for a target business with which to consummate a business combination since such time. If we do file a report on Form 8-K announcing that we entered into an agreement with a target company for a business combination no later than 18 months from our IPO, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may instruct the trustee, not before on or about the 18-month anniversary of the effective date of the registration statement relating to our IPO, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earliest of our completion of a business combination or our liquidation. Following such liquidation of the assets in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption would not increase in the future and, if we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

In order to effectuate an initial business combination, special purpose acquisition companies, including us, have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements (provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement)). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. For example, on February 27, 2023, we amended our amended and restated memorandum and articles of association to change the payment required to extend the Combination Period by two three-month periods. As amended, the adjusted payment is the deposit into the trust account of the lesser of (a) $750,000 and (ii) $0.125 for each Class A ordinary share then outstanding. Therefore, our public shareholders had the opportunity to redeem their shares upon the approval of the amendment to our amended and restated memorandum and articles of association. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by a special resolution under Cayman Islands law which requires the affirmative vote of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who will collectively beneficially own 39.7% of our issued and outstanding ordinary shares entitled to vote thereon (assuming they do not purchase any securities in the open market), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Following the consummation of the IPO and the concurrent issuance of the private placement warrants to our sponsor, we account for the 15,550,000 warrants issued in connection with the IPO (the 7,500,000 warrants included in the units and the 8,050,000 private placement warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each of the warrants as a liability at its fair value as determined by the company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

In the past, we identified material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy of completeness of accounts payable and accrued expenses. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with our audit as of and for the period from May 13, 2021 (inception) through December 31, 2021, we identified a material weakness in our internal control over financial reporting related to our accounting for warrant liabilities. In addition, in connection with our preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, we identified another material weakness related to the classification of temporary equity versus permanent equity in our financial statements filed with the SEC. While we offered the units in the IPO at an offering price of $10.00 per unit, we deposited in the trust account $10.20 per Class A ordinary share, implying an initial value of $10.20 per Class A ordinary share. After discussion and evaluation, we have concluded that the value then of each Class A ordinary share should have been considered $10.20 instead of $10.00. As a result, we concluded that our disclosure controles were not effective, as of December 31, 2022, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy and completeness of accounts payable and accrued expenses.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”). Please see “Description of Securities—Warrants—Public Shareholders’ Warrants—

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00.” If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

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

We issued warrants to purchase 8,625,000 Class A ordinary shares as part of the units offered by the IPO prospectus and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 8,950,000 private placement warrants, at $1.00 per warrant. In addition, if the sponsor makes any working capital loans up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant. In connection with the Promissory Note, on the earlier of (a) the consummation of a Business Combination and (b) December 31, 2022, we shall (i) pay to the Payee (as defined in the Promissory Note) the Principal Balance in immediately available funds and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

There is currently limited market for our securities, which would adversely affect the liquidity and price of our securities.

There is currently limited market for our securities. Shareholders therefore have access to limited information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of future pandemic and geopolitical events. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained.

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

Since only holders of our founder shares have the right to vote on the appointment and removal of directors prior to our business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

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

We are exposed to certain risks that are particular to investing in emerging and other markets.

In seeking significant investment exposure in Latin American countries, we are subject to political, economic, legal, operational and other risks that are inherent to operating and investing in these countries. These risks range from difficulties in settling transactions in emerging markets due to possible nationalization, expropriation, price controls and other restrictive governmental actions. We may also face the risk that exchange controls or similar restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency received or held by us in their countries into U.S. dollars or other currencies, or to take those dollars or other currencies out of those countries.

We may be subject to an excise tax under the Inflation Reduction Act of 2022 in connection with redemptions of our ordinary shares.

The Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders. Because we are a “blank check” Cayman Islands corporations with no subsidiaries or previous merger or acquisition activity, we are not currently a “covered corporation” for this purpose. The amount of the Excise Tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, there are certain other exceptions to the Excise Tax. The U.S. Department of the Treasury has been given authority to issue regulations or other guidance to carry out, and to prevent the avoidance of, the Excise Tax. The Treasury and the IRS recently have issued preliminary guidance regarding the application of this excise tax, but there can be no assurance that this guidance will be finally adopted in its current form. A repurchase that occurs in connection with a business combination with a U.S. target company might be subject to the Excise Tax, depending on the structure of the business combination and other transactions that might be engaged in during the relevant year.

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

At December 31, 2022, we had $413,206 in operating cash and a working capital deficit of $200,831, respectively. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We have 18 months (or 21 months if we extend our Combination Period by an additional three-months) from the date of our IPO, December 9, 2021, to complete our initial business combination which automatically triggers substantial doubt about our ability to continue as a going concern. There is no assurance that the initial business combination will be successful or successful within the Combination Period. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30, or (2) our annual revenues did not exceed $700 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our current Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants listed on the Nasdaq under the symbols “APXIU,” “APXI” and “APXIW,” respectively.

Holders

As of December 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 3 holders of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our Sponsor and our initial shareholders were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

On February 28, 2023, we issued an unsecured promissory note (the “Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to effect the Extension. The Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “Due Date”). On the Due Date, the Company shall (i) pay to the Payee (as defined in the Promissory Note) the outstanding principal amount of the Promissory Note in immediately available funds (the “Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants (as defined below) equal to the Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants (the “Warrants”). The terms of the Warrants would be identical to the warrants we issued in a private placement that was consummated in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

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

Following the closing of the IPO and private placement of warrants, $175,950,000 was placed in the trust account, comprised of $172,500,000 of the proceeds from the IPO, including $6,037,500 of the underwriters’ deferred discount, and $8,950,000 of the proceeds of the sale of the Private Placement Warrants. We paid $3,450,000 in underwriting discounts and recorded approximately $833,597 for other costs and expenses related to the IPO. There has been no material change in the planned use of proceeds from the IPO as described in the prospectus dated November 19, 2021, which was filed with the SEC.

On February 27, 2023 we held an extraordinary general meeting (the “EGM”) and our shareholders approved an amendment to our amended and restated memorandum and articles of association and to the investment management trust agreement, to change the payment required to extend the Combination Period by two three-month periods. In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their request for redemption) for an aggregate redemption amount of approximately $111,346,281.12. Following such redemptions, approximately $68,271,080.69 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “our,” “us” or “we” refer to APx Acquisition Corp. I The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on May 13, 2021 as a Cayman Islands exempted company formed for the purpose of effecting an initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in a SSLA or companies outside a SSLA that provide goods and services to Spanish speaking markets. We intend to effectuate our initial business combination using remaining cash in the trust account from the proceeds of the offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

RESULTS OF OPERATIONS

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the IPO and after search for target. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the period from May 13, 2021 (inception) through December 31, 2021, we had net income of approximately $1,655,213, which consisted of approximately $788,606 of formation costs and other operating expenses, approximately $2,442,925 of non-operating gain from changes in fair value of derivative warrant liabilities, and approximately $894 in interest income.

For the year ended December 31, 2022, we had a net income of $12,836,510 which consists of operating costs of $1,118,794, offset by interest income of $2,001,308 from investments in our Trust Account, $249,047 of gain on settlement of deferred underwriting fees and $11,704,950 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees for professionals such as the auditors, legal counsel and consultants, and insurance expenses.

Liquidity and Capital Resources and Going Concern

As of December 31, 2022, the Company had approximately $413,206 in its operating bank account and a working capital deficit of $200,832.

The Company’s liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares to cover certain offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 6). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

On February 28, 2023, we issued an unsecured promissory note (the “Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to effect the Extension. The Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “Due Date”). On the Due Date, the Company shall (i) pay to the Payee (as defined in the Promissory Note) the outstanding principal amount of the Promissory Note in immediately available funds (the “Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of Warrants. The terms of the Warrants would be identical to the warrants we issued in a private placement that was consummated in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 9, 2023, or September 9, 2023 if it further deposits $750,000 to extend the date by an additional three-month period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of future global pandemics and geopolitical events and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Underwriting Agreement

In connection with the IPO, the underwriter was granted a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. As of December 31, 2022, the underwriter exercised all of the over-allotment units.

The underwriter was entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Proposed Offering, or $3,450,000 as the over-allotment option was exercised in full. In addition, the underwriter would be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Proposed Offering, or $6,037,500 as the over-allotment option was exercised in full. The deferred fee would become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the IPO (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 17,575,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this this Annual Report on Form 10-K for the year ended December 31, 2022 and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of December 31, 2022, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Daniel Braatz	39	Chief Executive Officer, Chairman of the Board
Xavier Martinez	31	Chief Financial Officer
Alfredo Vara Alonso	54	Director
Angel Losada Moreno	68	Director
David Proman	40	Director
Diego Dayenoff	45	Director

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

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement related to our IPO. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Below is a table summarizing the other entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Daniel Braatz	APx Capital	Alternative Investment Fund	CEO and Chairman of the Board
	FHipo	MREIT	Co-Founder and Board Member
	Infosel	Financial Services	Board Member
	Conjunto Inmobiliario Polanco	Real Estate Agency	Board Member
	Yave	Non-Bank Digital Mortgage Lender	Founder and Board Member
	VRE	Vertical Residential Developer	Founder
	AC Capital	Distressed Asset Fund	Founder and Board Member
	Yaax Capital	Venture Capital Fund	LPAC
	Parkour Ventures	Asset Management Fund	LPAC
	VACE Partners	Specialized Financial Services	Co-Founder
Xavier Martinez	Yave	Non-Bank Digital Mortgage Lender	Co-Founder
	VACE Partners	Specialized Financial Services	Co-Founder
	FHipo	MREIT	Co-Founder, Director and Managing Partner
Alfredo Vara Alonso	AC Capital	Distressed Asset Fund	Co-Founder and Board Member
	Yave	Non-Bank Digital Mortgage Lender	Co-Founder and Board Member
	HiTo	Master Servicer	Largest Minority Investor, Master Administrator Platform and Advisor to the Board
Angel Losada Moreno	Grupo Gigante, S.A.B. de C.V	Retail, Services and Real Estate	President of the Board
	Office Depot de Mexico	Office Supply Retail	President of the Board
	Toks Restaurants	Fast Casual Restaurant Chain	President of the Board
	Grupo Gigante Inmobiliario	Real Estate Developer and Manager	President of the Board

Individual[3]	Entity/Organization	Entity’s Business	Affiliation
	Grupo President	Hotel, Restaurant, and Club Manager	President of the Board
	Grupo Financiero Banamex—Citigroup, S.A.	Financial Services	Board Member
	Ver Bien para Aprender Mejor Foundation	Visual Health Foundation	Board Member
	A.C. National Chamber of Commerce of the city of Mexico	Chamber of Commerce	Board Member
	Food Marketing Institute of the United States of America	Food Safety and Nutrition Foundation	Board Member
	Grupo Aeroportuario del Pacifico	Airport Operator	Board Member
	Novag Infancia	Pharmaceuticals	Board Member
	PETCO Mexico	Pet Supply Retail	Board Member
David Proman	Global X Digital	Renewable Energy Powered, Private Bitcoin Mining and Blockchain Infrastructure	CEO
Diego Dayenoff	Key Square	Investment Management	Senior Managing Director

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2023, by:

•	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

The following table is based on 10,869,083 ordinary shares outstanding at March 28, 2023, of which 6,556,583 were Class A ordinary shares and 4,312,500 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Class A ordinary shares Number of Shares Beneficially Owned	Approximate Percentage of Class	Class B ordinary shares Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Percentage of Outstanding ordinary shares
APx Cap Sponsor Group I, LLC (3)			4,272,500	99.07%	39.31%
Highbridge Capital Management, LLC (4)**	615,059	9.38%			5.66%
Saba Capital Management, L.P. (5)**	1,530,600	23.34%			14.08%
Fir Tree Capital Management LP (6)**	1,480,500	22.58%			13.62%
Calamos Market Neutral Income Fund (7)**	1,000,000	15.25%			9.20%
Glazer Capital, LLC (8)**	749,820	11.44%			6.90%
Daniel Braatz			—	—
Xavier Martinez			—	—
Alfredo Vara Alonso			—	—
Angel Losada Moreno			20,000	*
David Proman			20,000	*
Diego Dayenoff			—	—
All officers and directors as a group			4,312,500	100%	39.7%

*	Less than one percent
**

On February 23, 2023, the Company provided its public shareholders with the opportunity to redeem their public shares. As such, the reporting herein are solely based on Schedule 13G or 13G/A and may not reflect actual holding of the shares beneficially owned by a shareholder after the redemption.

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

(4)

Shares beneficially owned are based on Schedule 13G/A filed with the SEC on January 30, 2023, by Highbridge Capital Management, LLC (“Highbridge”), which information has not been independently confirmed. The principal business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)

Shares beneficially owned are based on Schedule 13G/A filed with the SEC on February 14, 2023, by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, which information has not been independently confirmed. Each of Saba Capital, Saba GP and Mr. Weinstein has shared voting and dispositive power with respect to the shares. The address of the shareholder, as reported in the Schedule 13G is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

Shares beneficially owned are based on Schedule 13G/A filed with the SEC on February 14, 2023, by Fir Tree Capital Management LP, a Delaware limited partnership. The address of the shareholder, as reported in the Schedule 13G is 500 5th Avenue, 9th Floor, New York, New York 10110.

(7)

Shares beneficially owned are based on Schedule 13G filed with the SEC on December 31, 2021, by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”). The address of the shareholder, as reported in the Schedule 13G is 2020 Calamos Court, Naperville, Illinois 60563.

(8)

Shares beneficially owned are based on Schedule 13G/A filed with the SEC on March 10, 2023, by Glazer Capital, LLC. The address of the shareholder, as reported in the Schedule 13G/A is 250 West 55th Street, Suite 30A, New York, New York 10019.

In connection with our IPO, our sponsor beneficially owns approximately 20% of the then issued and outstanding ordinary shares and, after giving effect to the redemption in connection with the Extension, our sponsor beneficially owns approximately 39.7% of the issued and outstanding ordinary shares as of March 28, 2023. Only holders of Class B ordinary shares have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See Item 13—”Certain Relationships and Related Transactions, and Director Independence—Related Party Policy” for additional information regarding our relationships with our promoters.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

As of December 31, 2022, the Sponsor held 4,272,500 Class B ordinary shares.

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

Administrative Support Agreement

The Company has agreed to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from May 13, 2021 (inception) through December 31, 2021 and as of the year ended December 31, 2022, the Company has not incurred nor paid such administrative fees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2022
Audit Fees(1)	$113,305
Audit-Related Fees(2)	0
Tax Fees(3)	0
All Other Fees(4)	0
Total Fees	$113,305

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

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated February 27, 2023.

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.4	Warrant Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

4.5	Description of Securities.

10.1	A Letter Agreement, dated December 6, 2021, among the Company and its officers and directors and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.2	Investment Management Trust Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.3	Amendment No. 1 to Investment Management Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, dated February 27, 2023.

10.4	Registration Rights and Shareholder Agreement, dated December 6, 2021, between the Company and certain security holders (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated December 6, 2021, between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.6	Form of Indemnity Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

10.7	Administrative Services Agreement, dated December 6, 2021, between the Company and the Sponsor (Incorporated by reference to exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.8	Promissory Note, dated February 28, 2023, issued by the Company.

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

APX ACQUISITION CORP. 1

By:	/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Daniel Braatz Daniel Braatz	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 31, 2023

/s/ Xavier Martinez Xavier Martinez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Alfredo Vara Alonso Alfredo Vara Alonso	Director	March 31, 2023

/s/ Angel Losada Moreno Angel Losada Moreno	Director	March 31, 2023

/s/ David Proman David Proman	Director	March 31, 2023

/s/ Diego Dayenoff Diego Dayenoff	Director	March 31, 2023

APX ACQUISITION CORP. I

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022, and for the period from May 13, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from May 13, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 13, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
APx Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet
s
of APx Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from May 13, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from May 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company currently has a mandatory liquidation date of June 9, 2023. In addition, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Houston, Texas
March 31, 2023

APX ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$413,206	$953,432
Prepaid expenses - Current	137,500	150,000

Total Current Assets	550,706	1,103,432
Non-current prepaid expenses	—	137,500
Non-current Investment held in Trust Account	177,952,202	175,950,894

TOTAL ASSETS	$178,502,908	$177,191,826

LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$751,538	$322,969

Total current liabilities	751,538	322,969
Deferred underwriting fees payable	—	6,037,500
Warrant liabilities	351,500	12,056,450

Total Liabilities	1,103,038	18,416,919

Commitments and Contingencies (Note 6)
Class A ordinary shares; 17,250,000 shares subject to possible redemption at $10.31 and 10.20 per share redemption value at December 31, 2022 and December 31, 2021, respectively	177,952,202	175,950,000
Shareholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Class A ordinary shares- $0.0001 par value; 200,000,000 shares authorized; 200,000 issued and outstanding (excluding 17,2500,000 shares subject to possible redemption) at December 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares- $0.0001 par value; 20,000,000 shares authorized, 4,312,500 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	431	431
Additional paid-in capital	—	—
Accumulated Deficit	(552,763)	(17,175,524)

Total Shareholders’ Deficit	(552,332)	(17,175,093)

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$178,502,908	$177,191,826

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the period from May 13, 2021 (inception) through December 31, 2021
Formation costs and other operating expenses	$1,118,795	$788,606

Loss from operations	(1,118,795)	(788,606)
Other income:
Interest income	2,001,308	894
Gain on Settlement of deferred underwriting fees	249,047	—
Change in fair value of warrant liabilities	11,704,950	2,442,925

Total Other Income	13,955,305	2,443,819

Net income	$12,836,510	$1,655,213

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	1,702,790

Basic and diluted net income per share, Class A ordinary shares	$0.60	$0.28

Weighted average shares outstanding, Class B ordinary non-redeemable shares	4,312,500	4,164,431

Basic and diluted net income per share, Class B ordinary shares, non-redeemable	$0.60	$0.28

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MAY 13, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance- May 13, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	4,312,500	431	24,569	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	1,566,250	—	1,566,250
Remeasurement of Class A ordinary shares to redemption amount	—	—	(1,590,819)	(18,830,737)	(20,421,556)
Net income			—	1,655,213	1,655,213

Balance-December 31, 2021	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,002,202)	(2,002,202)
Gain on settlement of underwriting fees	—	—	—	5,788,453	5,788,453
Net income				12,836,510	12,836,510

Balance-December 31, 2022	4,312,500	$431	$—	$(552,763)	$(552,332)

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from May 13, 2021 (inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income	$12,836,510	$1,655,213
Adjustments to reconcile net income to net cash used in operating activities:
Change in value of Warrant Liability	(11,704,950)	(2,442,925)
Interest earned on marketable securities held in trust	(2,001,308)	(894)
Transaction costs allocated to warrant liabilities	—	465,166
Gain on settlement on deferred underwriting fees	(249,047)	—
Changes in operating assets and liabilities:
Prepaid expenses	150,000	(287,500)
Accounts payable and accrued expenses	428,569	322,969

Net cash used in operating activities	(540,226)	(287,971)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(175,950,000)

Net cash used in investing activities	—	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	172,500,000
Proceeds from sale of Private Placements Warrants	—	8,950,000
Offering costs paid	—	(4,258,597)

Net cash provided by financing activities	—	177,191,403

Net Change in Cash	(540,226)	953,432
Cash - Beginning of period	953,432	—

Cash - End of period	$413,206	$953,432

Non-cash investing and financing activities:
Deferred offering costs by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

Offering costs included in accrued expenses	$—	$579,697

Deferred underwriting commissions	$—	$6,037,500

Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$—	$14,499,375
Remeasurement of Class A shares subject to possible redemption	$2,002,202	$20,421,556
Gain on settlement of underwriting fees	$5,788,453	$—

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, AND BUSINESS OPERATIONS AND GOING CONCERN
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
As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On February 27, 2023 we held an extraordinary general meeting (the “EGM”) and our shareholders approved an amendment to our amended and restated memorandum and articles of association and to the investment management trust agreement, to change the payment required to extend the Combination Period by two three-month periods. In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their request for
redemption) for an aggregate redemption amount of approximately $111,346,281. Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
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
Combination activities prior to the closing of a Business Combination unless the Company provides remaining dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business
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
If the Company is unable to complete a Business Combination within 1
8
months from the closing of the Initial Public Offering, or within 21 months if we extend the period of time to consummate a Business Combination in accordance with the terms described in the registration statement for our Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit

$
10.00
.
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
Liquidity and Capital Resources
As of December 31, 2022, the Company had $413,206 in cash and a working capital deficit of $200,832.
The Company’s liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares to cover certain offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company not
will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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

Going Concern Consideration
At December 31, 2022, the Company had $413,206 in operating cash and a working capital deficit of $200,832
, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”)
2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution as well as insufficient cash flows raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had
$$
413,206 and $953,432 in cash and no cash equivalents as of December 31, 2022 and December 31, 2021, respectively.
Investments Held in Trust Account
As of December 31, 2022, and 2021 the Company had $177,952,202 and $175,950,894, respectively held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.
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
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the year ended December 31, 2022, and for the period from May 13, 2021 (inception) through December 31, 2021:

	For the Year Ended December 31,		For the period from May 13, 2021 (inception) through December 31,
	2022		2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$10,269,208	$2,567,302	$480,377	$1,174,836
Denominator
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	1,702,790	4,164,431

Basic and diluted net income per ordinary shares	$0.60	$0.60	$0.28	$0.28

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period
s
presented.
Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the period ended December 31, 2022.
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model-based approach (see Note
10)
.
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
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted beginning on January 1, 2021.The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
ln
September 2022
, the Company reversed the $
6,037,500
of deferred underwriting fees as the underwriters resigned from their role in the Business Combination and thereby waived their right of the deferred underwriting commissions (Note
6)
.
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

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Proposed Offering. As of December 31, 2022, all of the over-allotment units had been settled simultaneously with the close of the IPO. No Class B ordinary shares were forfeited or subject to forfeiture.
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
Promissory Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Proposed Offering. As of December 31, 2022, the Company has not drawn on the Note.
During the year ended December 31, 2022, the Company incurred

$
6,900
of administrative fees that was paid directly by the Sponsor. The Company reimbursed the Sponsor shortly thereafter, therefore there is no
related party payable balance outstanding as of
December 31, 2022
.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The company has not drawn any balance as of December 31, 2022, and 2021.
Administrative Support Agreement
Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support provided to members of the Company’s management team. Upon completion of the Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definition of a lease.

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
Underwriter’s Agreement
The Company granted the underwriter a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. As of December 31, 202
2
, the underwriter exercised all of the over-allotment units simultaneously with the close of the IPO.
The underwriter
was
entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Proposed Offering, or $3,450,000 as the over-allotment option was exercised in full. In addition, the underwriter w ould
be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Proposed Offering, or $6,037,500 as the over-allotment option was exercised in full. The deferred fee w ould
become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year
ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement
s
of operations of $249,047 was recorded for the
year
ended December 31, 2022.
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

F-1
6

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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities—Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below);

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

F-1
7

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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preferred Shares
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of December 31, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 B Ordinary shares
— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2022, and December 31, 2021 there were 4,312,500 Class B ordinary shares issued and outstanding.
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

F-1
8

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
At December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Proceeds allocated to public warrants classified as Equity	(7,115,625)
Class A ordinary shares issuance costs	(9,855,931)
Add:
Remeasurement of carrying value to redemption value	20,421,556

Class A ordinary shares subject to possible redemption at December 31, 2021	$175,950,000
Remeasurement of carrying value to redemption value	2,002,202
Class A ordinary shares subject to possible redemption at December 31, 2022	$177,952,202

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – (1)	1	$177,952,202	$175,950,894
Liabilities:
Warrant Liability - Public Warrants (2)	1	$172,500	$5,916,750
Warrant Liability - Private Warrants (2)	2	$179,000	$6,139,700

(1) The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2) Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level I measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

Warrants
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.
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
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at subsequent measurement:

Inputs	December 31, 2022	December 31, 2021
Risk-free interest rate	4.08%	1.26%
Expected term (years)	.83	5.00
Expected volatility	.35%	13.0%
Exercise price	$11.50	$11.50
Stock price	$10.27	$10.00
The following table presents the changes in the fair value of the Level
2
warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$6,139,700
Change in valuation inputs or other assumptions	(5,960,700)

Fair value as of December 31, 2022	$179,000

(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liabilities in the statements of operations.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated events that have occurred after the balance sheet date up through the date the financial statements was issued. Based upon the review, other than below, management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 27, 2023, we held an extraordinary general meeting and our shareholders approved an amendment to our amended and restated memorandum and articles of association and to the Investment Management Trust Agreement, by two three-month periods extending our business combination commencement date to June 9, 2023, and may deposit an additional $750,000 into the trust account for a subsequent extension, from June 9, 2023 to September 9, 2023, that we may need to complete an initial business combination.
On February 28, 2023, we issued an unsecured promissory note (the “Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to effect the Extension. The Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “Due Date”). On the Due Date, the Company shall (i) pay to the Payee (as defined in the Promissory Note) the outstanding principal amount of the Promissory Note in immediately available funds (the “Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind,
a number of newly issued Warrants equal to the Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.
On March 1, 2023, we deposited $750,000 into the trust account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “Extension”), and may deposit an additional $750,000 into the trust account for a subsequent extension, from June 9, 2023 to September 9, 2023, that we may need to complete an initial business combination.