Form 10-Q
period 2023-03-31
APx Acquisition Corp. I
filed 2023-05-16
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 0
01-41125

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
of the Exchange Act):    Yes  ☒    No  ☐
As of May 15, 2023, there were 6,556,583 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I

Form 10-Q For the Quarter Ended March 31, 2023

		Page

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (Audited)	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2023 (unaudited) and for the Three Months ended March 31, 2022 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023 (unaudited) and for the Three Months Ended March 31, 2022 (unaudited)	3

	Condensed Statements of Cash Flows for Three Months Ended March 31, 2023 (unaudited) and for the Three Months Ended March 31, 2022 (unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II — OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$312,548	$413,206
Prepaid expenses - Current	100,000	137,500

Total Current Assets	412,548	550,706
Non-current prepaid expenses	—	—
Non-current Investment held in Trust Account	69,124,932	177,952,202

TOTAL ASSETS	$69,537,480	$178,502,908

LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$1,409,077	$751,538
Note Payable	846,969

Total current liabilities	2,256,046	751,538
Warrant liabilities	1,107,000	351,500

Total Liabilities	3,363,046	1,103,038

Commitments and Contingencies (Note 6)
Class A ordinary shares; 6,556,583 and 17,250,000 shares subject to possible redemption at $10.43 and 10.32 per share redemption value at March 31, 2023 and December 31, 2022, respectively	68,374,932	177,952,202
Shareholders’ Equity (Deficit)
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares- $0.0001 par value; 200,000,000 shares authorized; 200,000 issued and outstanding (excludin g 6,556,583 and 17,250,000 s hares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares- $0.0001 par value; 20,000,000 shares authorized, 4,312,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	431	431
Additional paid-in capital	—	—
Accumulated Deficit	(2,200,929)	(552,763)

Total Shareholders’ Deficit	(2,200,498)	(552,332)

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$69,537,480	$178,502,908

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Formation costs and other operating expenses	$920,696	366,948

Loss from operations	(920,696)	(366,948)
Other income (expense):
Interest income	1,769,011	13,715
Interest expense	(12,414)	—
Change in fair value of warrant liabilities	(715,056)	8,014,200

Total Other Income (expense), net	1,041,541	8,027,915

Net income	$120,845	$7,660,967

Weighted average shares outstanding of Class A redeemable ordinary shares	13,447,897	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.36

Weighted average shares outstanding, Class B ordinary non-redeemable shares	4,312,500	4,312,500

Basic and diluted net income per share, Class B ordinary shares, non-redeemable	$0.01	$0.36

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’

	Shares	Amount	Capital	Deficit	Deficit

Balance- December 31, 2022	4,312,500	$431	$—	$(552,763)	$(552,332)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,769,011)	(1,769,011)
Net income				120,845	120,845

Balance- March 31, 2023	4,312,500	$431	$—	$(2,200,929)	$(2,200,498)

The accompanying notes are an integral part of these unaudited condensed financial statements.
APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’

	Shares	Amount	Capital	Deficit	Deficit

Balance- December 31, 2021	4,312,500	$431	$—	$(13,725,524)	$(13,725,093)
Net income				7,660,967	7,660,967

Balance- March 31, 2022	4,312,500	$431	$—	$(6,064,557)	$(6,064,126)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$120,845	$7,660,967
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	715,056	(8,014,200)
Interest earned on marketable securities held in trust	(1,769,011)	(13,715)
Amortization of debt discount	12,414
Changes in operating assets and liabilities:
Prepaid expenses	37,500	37,500
Accounts payable and accrued expenses	657,538	168,563

Net cash used in operating activities	(225,658)	(160,885)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(750,000)
Investments withdrawn from Trust Account for redemptions	111,346,281

Net cash used in investing activities	110,596,281

Cash Flows from Financing Activities:
Proceeds received from promissory note	875,000
Payments of redemption for Class A Common Stock	(111,346,281)

Net cash used in financing activities	(110,471,281)

Net Change in Cash	(100,658)	(160,885)
Cash - Beginning of period	413,206	953,432

Cash - End of period	$312,548	$792,547

Non-cash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$1,769,011

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
As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On February 27, 2023 we held an extraordinary general meeting (the “EGM”) and our shareholders approved an amendment to our amended and restated memorandum and articles of association and to the investment management trust agreement, to change the payment required to extend the Combination Period by two three-month periods (the “Trust Amendment”). In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of approximately $111,346,281. Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.
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
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or within 21 months if we extend the period of time to consummate a Business Combination in accordance with the terms described in the registration statement for our Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.
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

Liquidity and Capital Resources
As of March 31, 2023, the Company had $312,548 in cash and a working capital deficit of $1,843,498.
The Company’s liquidity needs up to March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Note (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.
On February 28, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) in the amount of $875,000. The proceeds of the Promissory Note were drawn in a single instance and will be used to finance operating costs in connection with a Business Combination. The Promissory Note is payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.
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
Going Concern Consideration
At March 31, 2023, the Company $312,548 in cash and a working capital deficit of $1,843,498, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
In connection with the Company’s asses
sm
ent of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”)
2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 9, 2023, or until September 9, 2023 if the Company further extends by an additional three-month period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution as well as insufficient cash flows raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Ju
m
pstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further
, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant j
u
dgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual re sul
ts could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $312,548 and $413,206 in cash and no cash equivalents as of March 31, 2023, and December 31, 2022, respectively.
Investment Held in Trust Account
As of March 31, 2023, and December 31, 2022, the Company had $69,124,932 and $177,952,202, respectively held in the Trust Account which invests only in direct U.S. government treasury obligations.

Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequent ly
modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2023, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.
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
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company applies the two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the redeemable shares and the non-redeemable
shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three months ended March 31, 2023, and 2022:

	For the Three Months Ended March 31,

	2023		2022

	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares

Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$91,502	$29,343	$6,128,774	$1,532,193
Denominator
Basic and diluted weighted average shares outstanding	13,447,897	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary shares	$0.01	$0.01	$0.36	$0.36

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurr
e
d any material Mexican income taxes or penalties for the period ended March 31, 2023.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the war ra
nts was estimated using a Monte Carlo simulation model-based approach (see Note 11).

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and
Hedging
. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to co
n
centration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs refle ct
the entity’ own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset
or
liability and are to be developed based on the best information available in the circumstances.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering tha
t were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $10,321,097 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $465,166 were expensed as of the date of the Initial Public Offering.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in ac cor
dance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ord
inary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.
NOTE 3. INITIAL PUBLIC OFFERING
On December 9, 2021, the Company sold 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of to $10,321,097, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $833,897 of other offering costs.
Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share (Note 8).
I
n September 2022, the Company reversed the $6,037,500 of deferred underwriting f ees
as the underwriters resigned from their role in the Business Combination and thereby waived their right of the deferred underwriting commissions (Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 8,950,000 Private Placement Warrants at a price of $1.00 per warrant, generating total proceeds of $8,950,000 to the Company.
Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants when the price per share of Class A ordinary shares equals or exceeds $18.00, which will expire worthless if we do not consummate a Business Combination within the
C
ombination Period.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of March 31, 2023, all of the over-allotment units had been settled simultaneously with the close of the Initial Public Offering. No Class B ordinary shares were forfeited or subject to forfeiture.
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
Initial Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). The Initial Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023, and December 31, 2022, the Company has not drawn on the Initial Note.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The company has not drawn any balance as of March 31, 2023, and December 31, 2022.
Administrative Support Agreement
Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per mon th
for office space and secretarial and administrative support provided to members of the Company’s management team. Upon completion of the Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definition of a lease.
NOTE 6. PROMISSORY NOTE PAYABLE
On February 28, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) in an amount of $875,000 in order to economically facilitate their ability to effect the extension of the termination date, from March 9, 2023 to June 9. 2023 (the “Extension”). The Promissory Note is payable in full on the earlier of (a) consummation of an initial business combination or (b) December 31, 2023 (the “Due Date”). On the Due Date, the Company shall pay to the payee under the Promissory Note (the “Payee”) the outstanding principal amount of the Promissory Note in immediately available funds and deliver to the Payee, as interest-in-kind,
875,000 of newly issued warrants. The terms of the warrants are identical to the Private Placement Warrants we issued in connection with the Initial Public Offering. The Payee shall be entitled to certain registration rights with respect to the warrants and the shares issuable upon exercise of the warrants.
Interest expense, which is accounted for as debt discount amortization, on the above promissory note payable was $12,414 and $0 during the three months ended March 31, 2023, and December 31, 2022, respectively. The ending debt discount as of March 31, 2023, and December 31, 2022, was $28,031 and $0, respectively, and has been recorded in note payable on the balance sheet.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans and the Promissory Note (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter’s Agreement
The Company granted the underwriter a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised all of the over-allotment units simultaneously with the close of the Initial Public Offering.
The underwriter was entitled to a cash underwriting discount of 2.00%
of the gross proceeds of the Initial Public Offering, or $
3,450,000 as the over-allotment option was exercised in full. In addition, the underwriter would be entitled to a deferred fee of three and half percent (3.50
%) of the gross proceeds of the Initial Public Offering, or $
6,037,500 as the over-allotment option was exercised in full. The deferred fee would become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Effective
as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statements of operations of $249,047 was recorded for the year ended December 31, 2022. As of March 31, 2023, there are no deferred underwriting commissions outstanding.
NOTE 8. WARRANT LIABILITY
The Company accounted for the 17,575,000 warrants issued in connection with the
Initial
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
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the Reference Value (as defined above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $
18.00
”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like); and

•
if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like), the private placement warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

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
The Private Placement Warrants will be identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants will not and the shares of common shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after th
e
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
NOTE 9. SHAREHOLDERS’ DEFICIT
Preferred Shares
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of March 31, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.
Class
 B Ordinary shares
— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,312,500 Class B ordinary shares issued and outstanding.

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
The Com
p
any may issue additional ordinary shares or preferred share to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.
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

In February of 2023 in connection with the vote to approve the Extension and the Trust Amendment, the holders of 10,693,417 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $111,346,281. Following such redemptions, 6,556,583 Public Shares will remain issued and outstanding. The remaining amount in the Trust Account will be distributed either to: (i) all of the holders of shares of Class A ordinary shares issued as part of the units sold in the Initial Public Offering (the “Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.
At December 31, 2022 and March 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$177,952,202
Less:
Shares redeemed in February 2023	(111,346,281)
Add:
Remeasurement of carrying value to redemption value	1,769,011

Class A ordinary shares subject to possible redemption at March 31, 2023	$68,374,932

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account – (1)	1	$69,124,932	$177,952,202
Liabilities:
Warrant Liability - Public Warrants (2)	1	$517,500	$172,500
Warrant Liability - Private Warrants (2)	2	$537,000	$179,000

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level I measurement during the year ended December 31, 2022, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There have been no transfers for the three-month period ended March 31, 2023.

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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of December 31, 2021, the Public Warrants and Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for both the Public Warrants and Private Placement Warrants remains unchanged as Level 3 from their initial valuation.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at subsequent measurement:

Inputs	March 31, 2023	December 31, 2022
Risk-free interest rate	3.74%	4.08%
Expected term (years)	.50	.83
Expected volatility	.46%	.35%
Exercise price	$11.50	$11.50
Stock price	$10.52	$10.27
The following table presents the changes in the fair value of the Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2022	$179,000
Change in valuation inputs or other assumptions	358,000

Fair value as of March 31, 2023	$537,000

Changes in valuation inputs or other assum
pt
ions are recognized in the chan
g
e in fair value of warrant liabilities in the statements of operations.
NOTE 12. SUBSEQUENT EVEN
T
S
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

Concurrently with the closing of the IPO, our Sponsor purchased an aggregate of 8,950,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per private placement warrants. Each warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account (as defined below).

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

On February 27, 2023, we held an extraordinary general meeting (the “EGM”) and our shareholders approved an amendment to our amended and restated memorandum and articles of association and to the investment management trust agreement, to change the payment required to extend the Combination Period by two three-month periods. In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their request for redemption) for an aggregate redemption amount of approximately $111,346,281. Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.

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

Results of Operations

Our entire activity from inception up to March 31, 2023, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2023, we had a net income of $120,845, which was comprised of operating costs of $920,696 interest income of $1,769,011 from investments in our Trust Account offset by interest expense of $12,414 and $715,056 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company had $312,548 in its operating bank account, and a working capital deficit of $1,843,498.

The Company’s liquidity needs up to March 31, 2023, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO, the Private Placement Warrants and proceeds from the Promissory Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until June 9, 2023 (18 months from the closing of the IPO), or by September 9, 2023 (21 months from the closing of the IPO) if we further extend the period by an additional three-month period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as insufficient cash flows, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022. As of March 31, 2023, there are no deferred underwriting commissions outstanding.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of March 31, 2023, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, classification error in statement of cash flows, and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2023, we issued the Promissory Note in an amount of $875,000 in order to economically facilitate our ability to effect the Extension. In connection with the Promissory Note, on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023, the Company shall (i) pay to the Payee (as defined in the Promissory Note) the Principal Balance and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

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

APX ACQUISITION CORP. I

Date: May 16, 2023		/s/ Daniel Braatz
	Name: Title:	Daniel Braatz Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2023		/s/ Xavier Martinez
	Name: Title:	Xavier Martinez Chief Financial Officer and Director (Principal Financial and Accounting Officer)