Form 10-Q
period 2023-06-30
APx Acquisition Corp. I
filed 2023-08-15
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
1
5
, 2023, there were 6,556,583 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I

Form 10-Q For the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$91,852	$413,206
Prepaid expenses - Current	62,500	137,500

Total Current Assets	154,352	550,706
Non-current Investment held in Trust Account	70,672,456	177,952,202

TOTAL ASSETS	$70,826,808	$178,502,908

LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$1,592,482	$751,538
Note Payable	1,589,584

Total current liabilities	3,182,066	751,538
Warrant liabilities	1,358,447	351,500

Total Liabilities	4,540,513	1,103,038

Commitments and Contingencies (Note 6)
Class A ordinary shares; 6,556,583 and 17,250,000 shares subject to possible redemption at $10.78 and 10.32 per share redemption value at June 30, 2023 and December 31, 2022, respectively	70,672,456	177,952,202

Shareholders’ Equity (Deficit)
Preferred Stock—$0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares- $0.0001 par value; 200,000,000 shares authorized; 200,000 issued and outstanding (excluding 6,556,583 and 17,250,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares- $0.0001 par value; 20,000,000 shares authorized, 4,312,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	431	431
Additional paid-in capital	—	—
Accumulated Deficit	(4,386,592)	(552,763)

Total Shareholders’ Deficit	(4,386,161)	(552,332)

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$70,826,808	$178,502,908

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Formation costs and other operating expenses	$441,603	$1,362,299	$199,415	$566,363

Loss from operations	(441,603)	(1,362,299)	(199,415)	(566,363)
Other Income (expense):
Income earned on investments in Trust Account	797,524	2,566,535	245,587	259,302
Interest expense	(45,489)	(57,903)
Change in FV of warrant liability	(198,571)	(913,627)	2,636,250	10,650,450

Total Other Income (expense), net	553,464	1,595,005	2,881,837	10,909,752

Net income	$111,861	$232,706	$2,682,422	$10,343,389

Weighted average shares outstanding of Class A redeemable ordinary shares	6,556,583	9,978,476	17,250,000	17,250,000
Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.02	$0.12	$0.48
Weighted average shares outstanding, Class B ordinary shares non-redeemable shares	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income per share, Class B ordinary share, non-redeemable shares	$0.01	$0.02	$0.12	$0.48
The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance- December 31, 2022	4,312,500	$431	$—	$(552,763)	$(552,332)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(1,769,011)	(1,769,011)
Net income				120,845	120,845

Balance- March 31, 2023	4,312,500	$431	$—	$(2,200,929)	$(2,200,498)
Remeasurement of Class A ordinary share to redemption				(2,297,524)	(2,297,524)
Net income				111,861	111,861

Balance- June 30, 2023	4,312,500	$431	$—	$(4,386,592)	$(4,386,161)

The accompanying notes are an integral part of these unaudited condensed financial statements.
APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance- December 31, 2021	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)
Net income				7,660,967	7,660,967

Balance- March 31, 2022	4,312,500	$431	$—	$(9,514,557)	$(9,514,126)
Remeasurement of Class A ordinary share to redemption				(260,196)	(260,196)
Net income				2,682,422	2,682,422

Balance- June 30, 2022	4,312,500	$431	$—	$(7,092,331)	$(7,091,900)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income	$232,706	$10,343,389
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	913,627	(10,650,450)
Interest earned on marketable securities held in trust	(2,566,535)	(259,302)
Amortization of debt discount	57,904
Changes in operating assets and liabilities:
Prepaid expenses	75,000	75,000
Accounts payable and accrued expenses	840,944	203,705

Net cash used in operating activities	(446,354)	(287,658)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(1,500,000)
Investments withdrawn from Trust Account for redemptions	111,346,281

Net cash provided by investing activities	109,846,281

Cash Flows from Financing Activities:
Proceeds received from promissory note	1,625,000
Payments of redemption for Class A Common Stock	(111,346,281)

Net cash used in financing activities	(109,721,281)

Net Change in Cash	(321,354)	(287,658)
Cash - Beginning of period	413,206	953,432

Cash - End of period	$91,852	$665,774

Non-cash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$4,066,535	$260,196

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2023
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
As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On February 27, 2023, we held an extraordinary general meeting (the “EGM”) and our shareholders approved an amendment to our amended and restated memorandum and articles of association and to the investment management trust agreement, to change the payment required to extend the Combination Period by two three-month periods (the “Trust Amendment”). In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of approximately $111,346,281. Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination. Accordingly, on March 1, 2023, we deposited $750,000 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”). On June 22, 2023, we deposited an additional $750,000 into the Trust Account for a subsequent extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”), that we may need to complete an initial business combination.
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
If the Company is unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering, or within 24 months if we extend the period of time to consummate a Business Combination in accordance with the terms described in the registration statement for our Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.
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

Liquidity and Capital Resources
As of June 30, 2023, the Company had $91,852 in cash and a working capital deficit of $3,027,714.
The Company’s liquidity needs up to June 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Notes (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.
On February 28, 2023, the Company issued an unsecured promissory note (the “First Promissory Note”) in the amount of $875,000. The proceeds of the First Promissory Note were drawn in a single instance and will be used to finance operating costs in connection with a Business Combination. The First Promissory Note is payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.
On May 26, 2023, the Company issued a second unsecured promissory note (the “Second Promissory Note” and, together
with the First Promissory Note, the “Promissory Notes”) in the amount of $750,000. The proceeds of the Second Promissory Note were drawn in a single instance and will be used to finance operating costs in connection with a Business Combination. The Second Promissory Note is payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.
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
Going Concern Consideration
At June 30, 2023, the Company $91,852 in cash and a working capital deficit of $3,027,714, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”)
2014-15,
“Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until September 9, 2023, or until December 9, 2023 if the Company further extends by an additional three-month period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution as well as insufficient cash flows raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $91,852 and $413,206 in cash and no cash equivalents as of June 30, 2023, and December 31, 2022, respectively.
Investment Held in Trust Account
As of June 30, 2023, and December 31, 2022, the Company had $70,672,456 and $177,952,202, respectively held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based
Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2023, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three and six months ended June 30, 2023, and 2022:

	For the Three Months Ended June 30,
	2023		2022
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$78,105	$33,756	$2,145,938	$536,484
Denominator
Basic and diluted weighted average shares outstanding	6,556,583	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary shares	$0.01	$0.01	$0.12	$0.12

	For the Six Months Ended June 30,
	2023		2022
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$162,484	$70,222	$8,274,711	$2,068,678
Denominator
Basic and diluted weighted average shares outstanding	9,978,476	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary shares	$0.02	$0.02	$0.48	$0.48

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Based on the Mexican tax regulations, specifically article 9, section II of the Federal Tax Code and articles 2 and 3 of the Mexican Income Tax Law, considering the Company’s current and expected presence in the country, it is potentially subject to Mexican income tax with respect to income derived from its activities. As part of the development of its operations in the country, the Company is in the process of registering with the Mexican tax authorities in order to comply with the respective tax obligations for conducting business in the country. Under current tax law, income generated by legal entities resident in Mexico is subject to tax at a rate of 30 percent and losses can be carried forward for a period of 10 years. The Company does not believe it has incurred any material Mexican income taxes or penalties for the period ended June 30, 2023.
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

1
0

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of June 30, 2023, all of the over-allotment units had been settled simultaneously with the close of the Initial Public Offering. No Class B ordinary shares were forfeited or subject to forfeiture.
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
Initial Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). The Initial Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Initial Public Offering. As of June 30, 2023, and December 31, 2022, the Company has not drawn on the Initial Note.
Related Party Loans
In order to finance transaction costs in

connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The company has not drawn any balance as of June 30, 2023, and December 31, 2022.
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
NOTE 6. PROMISSORY NOTE PAYABLE
On February 28, 2023, the Company issued an unsecured promissory note (the “First Promissory Note”) in an amount of $875,000 in order to economically facilitate their ability to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”). The First Promissory Note is payable in full on the earlier of (a) consummation of an initial business combination or (b) December 31, 2023 (the “First Due Date”). On the First Due Date, the Company shall pay to the payee under the First Promissory Note (the “Payee”) the outstanding principal amount of the First Promissory Note in immediately available funds and deliver to the Payee, as interest-in-kind,
875,000 of newly issued warrants. The terms of the warrants are identical to the Private Placement Warrants we issued in connection with the Initial Public Offering. The Payee shall be entitled to certain registration rights with respect to the warrants and the shares issuable upon exercise of the warrants.
On May 26, 2023, the Company issued a second unsecured promissory note (the “Second Promissory Note” and, together with the First Promissory Note, the “Promissory Notes”) in an amount of $750,000 in order to economically facilitate their ability to effect the extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”). The Second Promissory Note is payable in full on the earlier of (a) consummation of an initial business combination or (b) December 31, 2023 (the “Second Due Date”). On the Second Due Date, the Company shall pay to the Payee under the Second Promissory Note the outstanding principal amount of the Second Promissory Note in immediately available funds and deliver to the Payee, as interest-in-kind,
750,000 of newly issued warrants. The terms of the warrants are identical to the Private Placement Warrants we issued in connection with the Initial Public Offering. The Payee shall be entitled to certain registration rights with respect to the warrants and the shares issuable upon exercise of the warrants.
Interest expense, which is accounted for as debt discount amortization, on the above Promissory Notes payable was $57,904 and $0 during the six months ended June 30, 2023 and 2022, respectively. The ending debt discount as of June 30, 2023, and December 31, 2022, was $35,416 and $0, respectively, and has been recorded in note payable on the balance sheet.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans and the Promissory Notes (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter’s Agreement
The Company granted the underwriter a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter exercised all of the over-allotment units simultaneously with the close of the Initial Public Offering.
The underwriter was entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000 as the over-allotment option was exercised in full. In addition, the underwriter would be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $6,037,500 as the over-allotment option was exercised in full. The deferred fee would become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statements of operations of $249,047 was recorded for the year ended December 31, 2022. As of June 30, 2023, there are no deferred underwriting commissions outstanding.
Structuring Services Agreement
On May 18, 2023
, Grupo Promotor de Desarrollo e Infraestructura, S.A. de C.V. (“Prodi Capital”) engaged the Company to act as a structuring agent in connection with potential transaction related to a business combination. The Company will be entitled to customary fees in such capacity, with payment due at upon finalization of the advisory services. As of June 30, 2023, there are no amounts outstanding.
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
NOTE 9. SHAREHOLDERS’ DEFICIT
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of June 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.
Class B Ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,312,500 Class B ordinary shares issued and outstanding.
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

1
4

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
In February of 2023, in connection with the vote to approve the First Extension and the Trust Amendment, the holders of 10,693,417 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $111,346,281. Following such redemptions, 6,556,583 Public Shares will remain issued and outstanding. The remaining amount in the Trust Account will be distributed either to: (i) all of the holders of shares of Class A ordinary shares issued as part of the units sold in the Initial Public Offering (the “Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.
At December 31, 2022 and June 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$177,952,202
Less:
Shares redeemed in February 2023	(111,346,281)
Add:
Remeasurement of carrying value to redemption value	4,066,535

Class A ordinary shares subject to possible redemption at June 30, 2023	$70,672,456

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account – (1)	1	$70,672,456	$177,952,202
Liabilities:
Warrant Liability - Public Warrants (2)	1	$608,063	$172,500
Warrant Liability - Private Warrants (2)	2	$750,384	$179,000

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level I measurement during the year ended December 31, 2022, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There have been no transfers for the six-month
period ended June 30, 2023.

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

1
6

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at subsequent measurement:

	June 30,	December 31,
Inputs	2023	2022
Risk-free interest rate	4.50%	4.08%
Expected term (years)	.59	.83
Expected volatility	.53%	.35%
Exercise price	$11.50	$11.50
Stock price	$10.74	$10.27
The following table presents the changes in the fair value of the Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2022	$179,000
Change in valuation inputs or other assumptions	571,384

Fair value as of June 30, 2023	$750,384

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

On February 28, 2023, we issued an unsecured promissory note (the “First Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to effect the First Extension (as defined below). The First Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “First Due Date”). On the First Due Date, the Company shall (i) pay to the Payee (as defined in the First Promissory Note) the outstanding principal amount of the First Promissory Note in immediately available funds (the “First Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the First Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On May 26, 2023, we issued a second unsecured promissory note (the “Second Promissory Note” and, together with the First Promissory Note, the “Promissory Notes”) in an amount of $750,000 in order to economically facilitate our ability to effect the Second Extension (as defined below). The Second Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “Second Due Date”). On the Second Due Date, the Company shall (i) pay to the Payee (as defined in the Second Promissory Note) the outstanding principal amount of the Second Promissory Note in immediately available funds (the “Second Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Second Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On March 1, 2023, we deposited $750,000 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”). On June 22, 2023, we deposited an additional $750,000 into the Trust Account for a subsequent extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”), that we may need to complete an initial business combination.

Results of Operations

Our entire activity from inception up to June 30, 2023, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the six months ended June 30, 2023, we had a net income of $232,706, which was comprised of operating costs of $1,362,299 interest income of $2,566,535 from investments in our Trust Account offset by interest expense of $57,903 and $913,627 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $91,852 in its operating bank account, and a working capital deficit of $3,027,714.

The Company’s liquidity needs up to June 30, 2023, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO, the Private Placement Warrants and proceeds from the Promissory Notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until September 9, 2023 (21 months from the closing of the IPO), or by December 9, 2023 (24 months from the closing of the IPO) if we further extend the period by an additional three-month period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as insufficient cash flows, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022. As of June 30, 2023, there are no deferred underwriting commissions outstanding.

Structuring Services Agreement

On May 18, 2023, Grupo Promotor de Desarrollo e Infraestructura, S.A. de C.V. (“Prodi Capital”) engaged the Company to act as a structuring agent in connection with potential transaction related to a business combination. The Company will be entitled to customary fees in such capacity, with payment due at upon finalization of the advisory services. As of June 30, 2023, there are no amounts outstanding.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of June 30, 2023, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, classification error in statement of cash flows, and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2023, we issued the First Promissory Note in an amount of $875,000 in order to economically facilitate our ability to effect the First Extension. In connection with the First Promissory Note, on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023, the Company shall (i) pay to the Payee (as defined in the First Promissory Note) the First Principal Balance and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the First Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On May 26, 2023, we issued the Second Promissory Note in an amount of $750,000 in order to economically facilitate our ability to effect the Second Extension. In connection with the Second Promissory Note, on the earlier of (a) our consummation of an initial business combination (as defined in our amended and restated memorandum and articles of association, as it may be amended from time to time) and (b) December 31, 2023, the Company shall (i) pay to the Payee (as defined in the Second Promissory Note) the Second Principal Balance and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Second Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

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

APX ACQUISITION CORP. I

Date: August 15, 2023		/s/ Daniel Braatz
	Name:	Daniel Braatz
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2023		/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)