Form 10-Q
period 2023-09-30
APx Acquisition Corp. I
filed 2024-02-28
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No.
001-41125

APX ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Cayman Islands	N /A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
714 Westview Avenue
Nashville,
TN
37205
(Address of Principal Executive Offices, including zip code)
(
202
)
465-5882
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐
As of Februar
y 28, 2
024
, there were 9,910,124 shares of Class A common stock, par value $0.0001, and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I

Form 10-Q For the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$9,369	$413,206
Prepaid expenses	25,000	137,500

Total Current Assets	34,369	550,706
Investment held in Trust Account	63,424,707	177,952,202

TOTAL ASSETS	$63,459,076	$178,502,908

LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$77,258	$751,538
Working capital promissory note, convertible	125,000	—

Total current liabilities	202,258	751,538
Warrant liabilities	657,305	351,500

Total Liabilities	859,563	1,103,038

Commitments and Contingencies (Note 6)
Class A ordinary shares; 5,799,120 and 17,250,000 shares subject to possible redemption at $10.94 and 10.32 per share redemption value at September 30, 2023 and December 31, 2022, respectively	63,424,707	177,952,202

Shareholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares- $0.0001 par value; 200,000,000 shares authorized; 200,000 issued and outstanding (excluding 5,799,120 and 17,250,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares- $0.0001 par value; 20,000,000 shares authorized, 4,312,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	431	431
Additional paid-in capital	—	—
Accumulated Deficit	(825,625)	(552,763)

Total Shareholders’ Deficit	(825,194)	(552,332)

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$63,459,076	$178,502,908

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX
ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Formation costs and other operating expenses	$188,108	$1,550,407	$399,470	$905,833

Loss from operations	(188,108)	(1,550,407)	(399,470)	(905,833)

Other Income (expense):
Income earned on investments in Trust Account	900,532	3,467,067	462,704	722,006
One-time advisory fee	1,625,000	1,625,000	—	—
Gain on settlement of deferred underwriting fees	—	—	249,047	249,047
Gain on settlement of debt	117,373	117,373	—	—
Interest expense	(24,442)	(82,345)	—	—
Change in FV of warrant liability	572,794	(340,833)	175,750	10,826,200
Gain on settlement of trade payables	878,886	878,886	—	—

Total Other Income (expense), net	4,070,143	5,665,148	887,501	11,797,253

Net income	$3,882,035	$4,114,741	$548,031	$10,891,420

Weighted average shares outstanding of Class A redeemable ordinary shares	6,465,022	8,805,742	17,250,000	17,250,000
Basic and diluted net income per share, Class A ordinary shares	$0.36	$0.31	$0.03	$0.51
Weighted average shares outstanding, Class B ordinary shares non-redeemable shares	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income per share, Class B ordinary share, non-redeemable shares	$0.36	$0.31	$0.03	$0.51
The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2022	4,312,500	$431	$—	$(552,763)	$(552,332)
Remeasurement of Class A ordinary shares to redemption amount				(1,769,011)	(1,769,011)
Net income				120,845	120,845

Balance – March 31, 2023	4,312,500	$431	$—	$(2,200,929)	$(2,200,498)
Remeasurement of Class A ordinary share to redemption amount				(2,297,524)	(2,297,524)
Net income				111,861	111,861

Balance – June 30, 2023	4,312,500	$431	$—	$(4,386,592)	$(4,386,161)
Remeasurement of Class A ordinary shares to redemption amount			(704,464)	(321,068)	(1,025,532)
Gain on settlement of related party payables			704,464	—	704,464
Net income				3,882,035	3,882,035

Balance – September 30, 2023	4,312,500	$431	$—	$(825,625)	$(825,194)

The accompanying notes are an integral part of these unaudited condensed financial statements.
APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)
Net income				7,660,967	7,660,967

Balance - March 31, 2022	4,312,500	$431	$—	$(9,514,557)	$(9,514,126)
Remeasurement of Class A ordinary share to redemption				(260,196)	(260,196)
Net income				2,682,422	2,682,422

Balance - June 30, 2022	4,312,500	$431	$—	$(7,092,331)	$(7,091,900)
Remeasurement of Class A ordinary share to redemption				(462,704)	(462,704)
Gain on settlement of underwriting fees				5,788,453	5,788,453
Net Income				548,031	548,031

Balance – September 30, 2022	4,312,500	$431	$—	$(1,218,551)	$(1,218,120)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$4,114,741	$10,891,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of warrant liabilities	340,833	(10,826,200)
Interest earned on marketable securities held in trust	(3,467,067)	(722,006)
Gain on settlement of deferred underwriting fees	—	(249,047)
Gain on settlement of debt	(117,373)	—
Gain on settlement of trade payables	(878,886)	—
Amortization of debt discount	82,345	—
Changes in operating assets and liabilities:
Prepaid expenses	112,500	112,500
Accounts payable and accrued expenses	909,070	368,164

Net cash provided by (used in) operating activities	1,096,163	(425,169)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(1,625,000)	—
Investments withdrawn from Trust Account for redemptions	119,619,562	—

Net cash provided by investing activities	117,994,562	—

Cash Flows from Financing Activities:
Proceeds received from promissory note	1,625,000	—
Repayment of promissory note	(1,625,000)	—
Proceeds received from working capital promissory note, convertible	125,000	—
Payments of redemption for Class A Common Stock	(119,619,562)	—

Net cash used in financing activities	(119,494,562)	—

Net Change in Cash	(403,837)	(452,169)
Cash - Beginning of period	413,206	953,432

Cash - End of period	$9,369	$528,263

Non-cash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$5,092,067	$722,900

Gain on settlement of underwriting fees	$—	$5,788,453

Gain on settlement of related party payables	704,464	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
September 30, 2023
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
As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On October 17, 2022, the Company entered into an engagement letter with EarlyBirdCapital, Inc. (“EBC”) for the provision of M&A advisory services (the “Advisory Agreement”) and an engagement letter with EBC for placement agency services (the “Placement Agency Agreement”). Pursuant to the Advisory Agreement, the Company would pay to EBC a fee of $2,000,000 in cash upon the closing of a business combination or similar transaction (the “Transaction Fee”). Pursuant to the Placement Agency Agreement, the Company would pay to EBC upon the closing of a business combination or similar transaction a cash placement fee (the “Placement Agent Fee”) equal to (a) 4.5% of the aggregate equity amount funded by investors contacted by EBC in connection with the placement, and (b) 2.5% of the aggregate debt financing amount, including secured and convertible debt, funded by investors contacted by EBC in connection with the placement. On August 22, 2023, the Company and EBC entered into a letter agreement (the “Letter Amendment”) which terminated the Placement Agency Agreement (including, for the avoidance of doubt, the Placement Agent Fee) and amended the Advisory Agreement. Pursuant to the Letter Amendment, the Advisory Agreement was amended to provide that the Company, at its option, could elect to pay up to $500,000 of the Transaction Fee in ordinary shares of the post-business combination company (in lieu of cash), with such issuance to occur on the six month anniversary of the closing of the business combination, and valued based on the volume weighted average price of the post-business combination company’s ordinary shares for the ten trading days immediately preceding the six month anniversary of the closing of the business combination.
On February 27, 2023, the Company held an extraordinary general meeting (the “February 2023 EGM”) and its shareholders approved an amendment to our amended and restated memorandum and articles of association (as amended, the “Articles of Association”) and to the investment management trust agreement dated as of September 7, 2021 (as amended, the “Trust Agreement”) to change the payment required to extend the Combination Period by two three-month periods (the “February Extension Amendment Amendment”). In connection with such vote, the holders of
10,693,417
public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $
111,346,281
. Following such redemptions, approximately $
68,271,081
 remained in the trust account and
6,556,583
 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination. Accordingly, on March 1, 2023, the Company deposited $
750,000
 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”). On June 22, 2023, the Company deposited an additional $
750,000
 into the Trust Account for a subsequent extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”), that the Company may need to complete an initial business combination.

On September 7, 2023, the Company held an extraordinary general meeting (the “September 2023 EGM”) and its shareholders approved an amendment to its Articles and to the Trust Agreement to extend the time to complete a business combination (the “Termination Date”) up to three (3) times for an additional one (1) month each time (each, an “Extension”) from September 9, 2023 to December 9, 2023, by depositing the lesser of $0.025 per public share or $125,000 (each such payment, an “Extension Payment”) for each one-month extension into the Company’s trust account (the “Trust Account”). In connection with the September 2023 EGM, the holders of 757,463 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of approximately $8,273,281. Following such redemptions, approximately $63,340,058 remained in the trust account and 5,799,120 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.
On September 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Company’s sponsor, APx Cap Sponsor Group I, LLC (the “Sponsor”) and Templar, LLC and its designees (the “Purchaser”), whereby the Sponsor transferred to the Purchaser, in exchange for $1.00 plus the Purchaser’s agreement to advance up to $50,000 to pay for expenses related to Company’s Exchange Act filing obligations,
3,342,188
of the Company’s Class B ordinary shares, $
0.0001
par value (the “Founder Shares”) and
6,936,250
private placement warrants (the “Placement Warrants”) purchased at the time of the Company’s initial public offering (“IPO”) pursuant to a Private Placement Warrants Purchase Agreement, dated December 6, 2021. The Sponsor retained
970,312
Founder Shares and
2,013,750
Private
Placement Warrants. The transfer of Founder Shares and Private Placement Warrants to the Purchaser pursuant to the Purchase Agreement is referred to as the “Transfer,” which closed on September 8, 2023. The Transfer and all transactions consummated in connection there with are referred to as the “Sponsor Alliance Transaction.”
On September 15, 2023 October 19, 2023 and November 13, 2023, the Company deposited $125,000 into the Trust Account in order to effect three one-month extensions of the termination date, from September 9, 2023 to December 9, 2023.

On December 8, 2023, the Company held an extraordinary general meeting (the “December 2023 EGM”) and its shareholders approved an amendment to its Articles and to the Trust Agreement to extend the Termination Date up to twelve (12) times for an additional one (1) month each time from December 9, 2023 to December 9, 2024, by depositing the lesser of $0.025 per public share or $125,000 for each one-month extension into the Company’s Trust Account. In connection with the December 2023 EGM, the holders of 201,496 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $2,246,585. Following such redemptions, $62,410,856 remained in the trust account and 5,597,624 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.
On December 20, 2023, January 10, 2024 and February 9, 2024, the Company deposited
$125,000
each month into the Trust Account in order to effect three one-month extensions of the termination date to March 9, 2024.
Upon the closing of the Initial Public Offering, an amount of $
175,950,000
from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
185
days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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
If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Certificate of Incorporation provides that, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
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
If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Articles, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.
The Company’s Sponsor has agreed (a) to vote its Founder Shares (Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s with respect to the Company’s pre-Business Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Articles relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.
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

Liquidity and Capital Resources
As of September 30, 2023, the Company had $9,369 in cash and a working capital deficit of $167,889.
The Company’s liquidity needs up to September 30, 2023 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Notes (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 6). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.
On February 28, 2023, the Company issued an unsecured promissory note (the “First Promissory Note”) in the amount of $875,000. The proceeds of the First Promissory Note were drawn in a single instance and will be used to economically facility the Company’s ability to effect the extension of the termination date. The First Promissory Note is payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.
On May 26, 2023, the Company issued a second unsecured promissory note (the “Second Promissory Note”) and, together with the First Promissory Note, the “Promissory Notes”) in the amount of $750,000. The proceeds of the Second Promissory Note were drawn in a single instance and will be used to economically facility the Company’s ability to effect the extension of the termination date. The Second Promissory Note is payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.
On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection the Company incurred a gain on settlement of debt of $117,373. The Note payable is considered paid in full, and the Company no longer has access to draw funds.
On September 8, 2023, in connection with the Sponsor Alliance
 Transaction
, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, as of September 30, 2023 the amount was determined to be de minimis. As of September 30, 2023 a principal balance of $125,000 was outstanding under the Working Capital Promissory Note.
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
Going Concern Consideration
At September 30, 2023, the Company $9,369 in cash and a working capital deficit of $167,889. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until December 9, 2024 (36 months from the closing of the IPO), if we further extend the period by up to twelve additional one-month periods, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution as well as insufficient cash flows raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,369 and $413,206 in cash and no cash equivalents as of September 30, 2023, and December 31, 2022, respectively.
Investment Held in Trust Account
As of September 30, 2023, and December 31, 2022, the Company had $63,424,707 and $177,952,202, respectively held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2023, the Company determined that a Business Combination is not considered probable and, therefore, no share- based compensation expense has been recognized.
The fair value at the grant date of the 40,000 Founder Shares transferred to the Company’s directors was approximately $203,000 or $5.08 per share. Upon consummation of an initial business combination, the Company will recognize approximately $203,000 in compensation expense.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,575,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share.
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three and nine months ended September 30, 2023, and 2022:

	For the Three Months Ended September 30,
	2023		2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator
Allocation of net income	$2,328,684	$1,553,351	$438,425	$109,606
Denominator
Basic and diluted weighted average shares outstanding	6,465,022	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary shares	$0.36	$0.36	$0.03	$0.03

	For the Nine Months Ended September 30,
	2023		2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,762,058	$1,352,683	$8,713,136	$2,178,284
Denominator
Basic and diluted weighted average shares outstanding	8,805,742	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary shares	$0.31	$0.31	$0.51	$0.51

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement re
cognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants when the price per share of Class A ordinary shares equals or exceeds $18.00, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.
On September 8, 2023, as part of the Purchase Agreement between the Company’s Sponsor, APx Cap Sponsor Group I, LLC (the “Sponsor”) transferred to Templar, LLC and its designees (the “Purchaser”), 6,936,250 private placement warrants purchased at the time of the Company’s initial public offering (“IPO”) pursuant to a Private Placement Warrants Purchase Agreement, dated December 6, 2021. The Sponsor retained 2,013,750 Private Placement Warrants. The transfer was executed as part of the Sponsor Alliance
 Transaction
.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of September 30, 2023, all of the over-allotment units had been settled simultaneously with the close of the Initial Public Offering. No Class B ordinary shares were forfeited or subject to forfeiture.
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
On September 8, 2023, as part of the Purchase Agreement between the Company’s Sponsor, APx Cap Sponsor Group I, LLC (the “Sponsor”) transferred to Templar LLC and its designees (the “Purchaser”), 3,342,188 of the Company’s class B ordinary shares, $0.0001 par value (the “Founder Shares”) purchased at the time of the Company’s initial public offering (“IPO”) pursuant to a Private Placement Warrants Purchase Agreement, dated December 6, 2021. The Sponsor retained
970,312 Found Shares. The transfer was executed as part of the Sponsor Alliance
 Transaction
.
Initial Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). The Initial Note is non-interest bearing and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Initial Public Offering. As of September 30, 2023, and December 31, 2022, the Company has not drawn on the Initial Note and no longer has access to draw funds.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, the Company has not drawn any balance and no longer has access to draw funds.
Administrative Support Agreement
Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support provided to members of the Company’s management team. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definition of a lease. In connection with the Sponsor Alliance Transaction, the Company and APx Sponsor Group I terminated the administrative services agreement as of the end of the September 2023, and the Company ceased paying these monthly fees.
NOTE 6. PROMISSORY NOTE PAYABLE
On February 28, 2023, the Company issued an unsecured promissory note (the “First Promissory Note”) in an amount of $875,000 in order to economically facilitate their ability to effect the extension of the termination date. An amount of $125,000 was used in order to economically facilitate the extension payment to extend the period from September 9, 2023 to October 9, 2023. The First Promissory Note is payable in full on the earlier of (a) consummation of an initial business combination or (b) December 31, 2023 (the “First Due Date”). On the First Due Date, the Company shall pay to the payee under the First Promissory Note (the “Payee”) the outstanding principal amount of the First Promissory Note in immediately available funds and deliver to the Payee, as interest-in-kind, 875,000 of newly issued warrants. The terms of the warrants are identical to the Private Placement Warrants the Company issued in connection with the Initial Public Offering. The Payee shall be entitled to certain registration rights with respect to the warrants and the shares issuable upon exercise of the warrants.
On May 26, 2023, the Company issued a second unsecured promissory note (the “Second Promissory Note” and, together with the First Promissory Note, the “Promissory Notes”) in an amount of $750,000 in order to economically facilitate the ability to effect the extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”). The Second Promissory Note is payable in full on the earlier of (a) consummation of an initial business combination or (b) December 31, 2023 (the “Second Due Date”). On the Second Due Date, the Company shall pay to the Payee under the Second Promissory Note the outstanding principal amount of the Second Promissory Note in immediately available funds and deliver to the Payee, as interest-in-kind, 750,000 of newly issued warrants. The terms of the warrants are identical to the Private Placement Warrants the Company issued in connection with the Initial Public Offering. The Payee shall be entitled to certain registration rights with respect to the warrants and the shares issuable upon exercise of the warrants.
On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection the Company incurred a gain on settlement of debt of $117,373. The Promissory Note payable is considered paid in full, and the Company no longer has access to draw funds. The Payee forfeited all newly issued private placement warrants, and the ending debt discount as of September 30, 2023 was $0.
On September 8, 2023, in connection with the Sponsor Alliance Transaction, the
Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. As of September 30, 2023 a principal balance of $125,000 was outstanding and the fair value of the conversion feature was di minimis.

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
Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statements of operations of $249,047 was recorded for the year ended December 31, 2022. As of September 30, 2023, there are no deferred underwriting commissions outstanding.
Structuring Services Agreement
On May 18, 2023, Grupo Promotor de Desarrollo e Infraestructura, S.A. de C.V. (“Prodi Capital”) engaged the Company to act as a structuring agent in connection with potential transaction related to a business combination. The Company will be entitled to customary fees in such capacity, with payment due at upon finalization of the advisory services. In connection with the Sponsor Alliance
Transaction

(see Note 1), the Company ended the services agreement, as of September 30, 2023 there are no amounts outstanding.
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
10.00
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
NOTE 9. SHAREHOLDERS’ DEFICIT
Preferred Shares — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of September 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.
Class B Ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 4,312,500 Class B ordinary shares issued and outstanding.
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

In February of 2023, in connection with the vote to approve the First Extension and the Trust Amendment, the holders of 10,693,417 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $111,346,281.Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination. Accordingly, on March 1, 2023, the Company deposited $750,000 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”). On June 22, 2023, the Company deposited an additional $750,000 into the Trust Account for a subsequent extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”).
In September of 2023, in connection with the shareholders’ vote at the Extraordinary General Meeting, the holders of 757,463 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.92 per share, for an aggregate redemption amount of approximately $8,273,281. Following such redemptions 5,799,120 public shares remained issued and outstanding. The remaining amount in the Trust Account will be distributed either to: (i) all of the holders of shares of Class A ordinary shares issued as part of the units sold in the Initial Public Offering (the “Public Shares”) upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of a Business Combination.
At December 31, 2022 and September 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A Ordinary Shares Subject to Possible Redemption December 31, 2022	$177,952,202
Less:
Shares redeemed in February 2023	$(111,346,281)
Shares redeemed in September 2023	$(8,273,281)
Add:
Reameasurement of carrying value to redemption value	$5,092,067

Class A Ordinary Shares Subject to Possible Redemption September 30, 2023	$63,424,707

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account – (1)	1	$63,424,707	$177,952,202
Liabilities:
Warrant Liability - Public Warrants (2)	1	$322,575	$172,500
Warrant Liability - Private Warrants (2)	2	$334,730	$179,000

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level I measurement during the year ended December 31, 2022, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There have been no transfers for the nine-month period ended September 30, 2023.

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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. At the subsequent measurement dates of September 30, 2023 and December 31, 2022, the Public Warrants and Private Placement Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for both the Public Warrants and Private Placement Warrants remains unchanged as Level 3 from their initial valuation.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at subsequent measurement:

Inputs	September 30, 2023	December 31, 2022
Risk-free interest rate	4.72%	4.08%
Expected term (years)	0.58	0.83
Expected volatility	1.14%	0.35%
Exercise price	$11.50	$11.50
Stock price	$10.97	$10.27
The following table presents the changes in the fair value of the Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2022	$179,000
Change in valuation inputs or other assumptions	155,730

Fair value as of September 30, 2023	$334,730

Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liabilities in the statements of operations.
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated events that have occurred after the balance s
h
eet date up through the date the financial statements was issued. Based upon the review, management did not identify, other than below, any subsequent events that would have required adjustment or disclosure in the financial statements.
On October 2, 2023, the Company entered into a Share Exchange Agreement with the Purchaser and the Sponsor (the “Share Exchange Agreement”), pursuant to which each of the Purchaser and the Sponsor exchanged (the “Share Exchange”) all Class B ordinary shares then held (totaling an aggregate of 4,312,500 shares) into Class A ordinary shares. The Company issued 4,312,500 Class A ordinary shares (the “Exchange Shares”) in connection with the Share Exchange.
The offer and sale of the Exchange Shares has not been registered under the Securities Act or any state securities laws and the Exchange Shares not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements. Nothing contained in this Quarterly Report on Form 10-Q constitutes an offer to sell, or the solicitation of an offer to buy, any securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful.
In the Share Exchange Agreement, each of the Purchaser and the Sponsor represented to the Company that it is an “accredited investor”, as defined in Rule 501 promulgated under the Securities Act, and the Company’s offer and sale of the Exchange Shares have been made in reliance upon the exemption from the registration requirements of the Securities Act.
On October 16, 2023, November 10, 2023, December 8, 2023, January 10, 2024 and February 9, 2024 the Company made additional draws of
$125,000 on
the Working Capital Promissory Note to cover the required one-month extension payments.
On October 19, 2023, November 13, 2023, December 20, 2023, January 10, 2024 and February 9, 2024 the Company made additional deposits of
$125,000 into
the Trust Account in order to effect subsequent one month extensions of the Extended Date, which extended the deadline to consummate the Business Combination to March 9, 2024.

On December 8, 2023, the Company held an extraordinary general meeting and its shareholders approved an amendment to its Articles and to the Trust Agreement to extend the Termination Date up to twelve (12) times for an additional one (1) month each time from December 9, 2023 to December 9, 2024, by depositing the lesser of $0.025 per public share or $125,000 for each one-month extension into the Company’s Trust Account. In connection with the December 2023 EGM, the holders of 201,496 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $2,246,585. Following such redemptions, $62,410,856 remained in the trust account and 5,597,624 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.
On December 21, 2023, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”). The Letter notified the Company that since the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the Company does not comply with Nasdaq’s Listing Rule 5250(c)(1) relating to the Company’s obligation to file periodic financial reports for continued listing. The Letter further stated that the Company has until February 19, 2024 to submit a plan to regain compliance with respect to the delinquent reports.
On February 6, 2024, Daniel Braatz resigned as Chairman and Chief Executive Officer of the Company. Mr. Braatz will remain as a director. Mr. Braatz informed the Company that his resignation was not the result of any disagreement with the Company related to its operations, policies or practices. On the same date, the board of directors appointed Kyle Bransfield as a director, Chairman and Chief Executive Officer of the Company. No family relationship exists between Mr. Bransfield and any of the Company’s directors or executive officers. There are no arrangements or understandings between Mr. Bransfield and any other person pursuant to which Mr. Bransfield was selected as an officer of the Company, nor are there any transactions to which the Company is or was a participant and in which Mr. Bransfield had or will have a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.
On February 9, 2024, the Company and Templar amended and restated the Working Capital Promissory Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended).

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

On October 17, 2022, we entered into an engagement letter with EarlyBirdCapital, Inc. (“EBC”) for the provision of M&A advisory services (the “Advisory Agreement”) and an engagement letter with EBC for placement agency services (the “Placement Agency Agreement”). Pursuant to the Advisory Agreement, we would pay to EBC a fee of $2,000,000 in cash upon the closing of a business combination or similar transaction (the “Transaction Fee”). Pursuant to the Placement Agency Agreement, we would pay to EBC upon the closing of a business combination or similar transaction a cash placement fee (the “Placement Agent Fee”) equal to (a) 4.5% of the aggregate equity amount funded by investors contacted by EBC in connection with the placement, and (b) 2.5% of the aggregate debt financing amount, including secured and convertible debt, funded by investors contacted by EBC in connection with the placement. On August 22, 2023, we and EBC entered into a letter agreement (the “Letter Amendment”) which terminated the Placement Agency Agreement (including, for the avoidance of doubt, the Placement Agent Fee) and amended the Advisory Agreement. Pursuant to the Letter Amendment, the Advisory Agreement was amended to provide that we, at our option, could elect to pay up to $500,000 of the Transaction Fee in ordinary shares of the post-business combination company (in lieu of cash), with such issuance to occur on the six month anniversary of the closing of the business combination, and valued based on the volume weighted average price of the post-business combination company’s ordinary shares for the ten trading days immediately preceding the six month anniversary of the closing of the business combination.

On February 27, 2023, we held an extraordinary general meeting (the “February 2023 EGM”) and our shareholders approved an amendment to our amended and restated memorandum and articles of association (as amended, the “Articles”) and to the investment management trust agreement dated as of September 7, 2021 (as amended, the “Trust Agreement”) to change the payment required to extend the Combination Period by two three-month periods (the “February Extension Amendment Amendment”). In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $111,346,281. Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination. Accordingly, on March 1, 2023, we deposited $750,000 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”). On June 22, 2023, we deposited an additional $750,000 into the Trust Account for a subsequent extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”), that we may need to complete an initial business combination.

On February 28, 2023, we issued an unsecured promissory note (the “First Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to effect the First Extension (as defined below). The First Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our Articles, as they may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “First Due Date”). On the First Due Date, the Company shall (i) pay to the Payee (as defined in the First Promissory Note) the outstanding principal amount of the First Promissory Note in immediately available funds (the “First Principal Balance”) and (ii) deliver to the Payee, as interest-in- kind, a number of newly issued Warrants equal to the First Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On May 26, 2023, we issued a second unsecured promissory note (the “Second Promissory Note” and, together with the First Promissory Note, the “Promissory Notes”) in an amount of $750,000 in order to economically facilitate our ability to effect the Second Extension (as defined below). The Second Promissory Note is payable in full on the earlier of (a) our consummation of an initial business combination (as defined in our Articles, as they may be amended from time to time) and (b) December 31, 2023 (the earlier of such dates, the “Second Due Date”). On the Second Due Date, the Company shall (i) pay to the Payee (as defined in the Second Promissory Note) the outstanding principal amount of the Second Promissory Note in immediately available funds (the “Second Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Second Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection we incurred a gain on settlement of debt of $117,373. The Note payable is considered paid in full, the Company no longer has access to draw funds, and the Payee forfeited all newly issued private placement warrants.

On September 7, 2023, we held an extraordinary general meeting (the “September 2023 EGM”) and our shareholders approved an amendment to its Articles and to the Trust Agreement to extend the time to complete a business combination (the “Termination Date”) up to three (3) times for an additional one (1) month each time (each, an “Extension”) from September 9, 2023 to December 9, 2023, by depositing the lesser of $0.025 per public share or $125,000 (each such payment, an “Extension Payment”) for each one-month extension into our trust account (the “Trust Account”). In connection with the September 2023 EGM, the holders of 757,463 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of approximately $8,273,281. Following such redemptions, approximately $63,340,058 remained in the trust account and 5,799,120 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.

On September 8, 2023, we entered into a purchase agreement with the Company’s sponsor, APx Cap Sponsor Group I, LLC and Templar LLC and its designees whereby the Sponsor transferred to the Purchaser, in exchange for $1.00 plus the Purchaser’s agreement to advance up to $50,000 to pay for expenses related to Company’s Exchange Act filing obligations, 3,342,188 of the Company’s class B ordinary shares, $0.0001 par value (the “Founder Shares”) and 6,936,250 Private Placement Warrants purchased at the time of the Company’s initial public offering pursuant to a Private Placement Warrants Purchase Agreement. The Sponsor retained 970,312 Founder Shares and 2,013,750 Private Placement Warrants. The transfer of Founder Shares and Private Placement Warrants to the Purchaser pursuant to the Purchase Agreement is referred to as the “Transfer”. The Transfer and all transactions consummated in connection there with are referred to as the “Sponsor Alliance Transaction”.

On September 8, 2023, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the promissory note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. As of September 30, 2023 a principal balance of $125,000 was outstanding.

On September 15, 2023, October 19, 2023 and November 13, 2023, we deposited $125,000 into the Trust Account in order to effect three one-month extensions of the termination date, from September 9, 2023 to December 9, 2023.

On December 8, 2023, we held an extraordinary general meeting (the “December 2023 EGM”) and our shareholders approved an amendment to its Articles and to the Trust Agreement to extend the Termination Date up to twelve (12) times for an additional one (1) month each time from December 9, 2023 to December 9, 2024, by depositing the lesser of $0.025 per public share or $125,000 for each one-month extension into the Trust Account. In connection with the December 2023 EGM, the holders of 201,496 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $2,246,585. Following such redemptions, $62,410,856 remained in the trust account and 5,597,624 public shares remained issued and outstanding.

On December 20, 2023, January 10, 2024 and February 9, 2024, we deposited $125,000 each month into the Trust Account in order to effect three one-month extensions of the termination date to March 9, 2024.

Results of Operations

Our entire activity from inception up to September 30, 2023, was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2023, we had a net income of $3,882,035 which was comprised of operating costs of $188,108 and interest expense of $24,442. Income was offset by gain on settlement of trade payables of 878,886, which related to reversal of certain legal fees. In this period, we incurred a gain on settlement of debt of $117,373, one-time advisory service fee of $1,625,000, unrealized gain of $572,794 related to the change in fair value of warrants and interest income of $900,532 from investments in our Trust Account.

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

For the nine months ended September 30, 2023, we had a net income of $4,114,741, which was comprised of operating costs of $1,550,407 and interest expense of 82,345. Income was by offset by gain on settlement of trade payables of $878,886, which related to reversal of certain legal fees. In this period, we incurred a gain on settlement of debt of $117,373, one-time advisory service fee of $1,625,000 and interest income of $3,467,067 from investments in our Trust Account and unrealized gain of $340,833 related to the change in fair value of warrants.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $9,369 in its operating bank account, and a working capital deficit of $167,889.

The Company’s liquidity needs up to September 30, 2023, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO, the Private Placement Warrants and proceeds from the Promissory Notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000, as defined above (Note 6). As of September 30, 2023 the Company has an outstanding principal balance of $125,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until December 9, 2024 (36 months from the closing of the IPO) if we further extend the period by up to twelve additional one-month periods, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as insufficient cash flows, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support provided to members of the Company’s management team. In connection with the Sponsor Alliance Transaction, the Company and APx Sponsor Group I terminated the administrative services agreement as of the end of the September 2023, and the Company ceased paying these monthly fees.

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

Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of

$249,047 was recorded for the year ended December 31, 2022. As of September 30, 2023, there are no deferred underwriting commissions outstanding.

Structuring Services Agreement

On May 18, 2023, Grupo Promotor de Desarrollo e Infraestructura, S.A. de C.V. (“Prodi Capital”) engaged the Company to act as a structuring agent in connection with potential transaction related to a business combination. The Company will be entitled to customary fees in such capacity, with payment due at upon finalization of the advisory services. In connection with the Sponsor Alliance Transaction (see Note 1), the Company ended the services agreement, as of September 30, 2023, there are no amounts outstanding.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of September 30, 2023, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, and accuracy and completeness of accounts payable and accrued expenses. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2023, we issued the First Promissory Note in an amount of $875,000 in order to economically facilitate our ability to effect the First Extension. In connection with the First Promissory Note, on the earlier of (a) our consummation of an initial business combination (as defined in our Articles, as they may be amended from time to time) and (b) December 31, 2023, the Company shall (i) pay to the Payee (as defined in the First Promissory Note) the First Principal Balance and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the First Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On May 26, 2023, we issued the Second Promissory Note in an amount of $750,000 in order to economically facilitate our ability to effect the Second Extension. In connection with the Second Promissory Note, on the earlier of (a) our consummation of an initial business combination (as defined in our Articles, as they may be amended from time to time) and (b) December 31, 2023, the Company shall (i) pay to the Payee (as defined in the Second Promissory Note) the Second Principal Balance and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Second Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

On September 8, 2023, we issued an unsecured Working Capital Promissory Note in the amount of up to $500,000 in order to economically facilitate our ability to effect the subsequent extensions. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Entry into a Material Definitive Agreement/Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On September 8, 2023, in connection with the Sponsor Alliance Transaction, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. As of September 30, 2023 a principal balance of $125,000 was outstanding under the Working Capital Promissory Note.

A copy of the Working Capital Promissory Note is attached as Exhibit 10.7 hereto and is incorporated by reference.

Entry into a Material Definitive Agreement/Unregistered Sales of Equity Securities.

On October 2, 2023, the Company entered into a Share Exchange Agreement with the Purchaser and the Sponsor (the “Share Exchange Agreement”), pursuant to which each of the Purchaser and the Sponsor exchanged (the “Share Exchange”) all Class B ordinary shares then held (totaling an aggregate of 4,312,500 shares) into Class A ordinary shares. The Company issued 4,312,500 Class A ordinary shares (the “Exchange Shares”) in connection with the Share Exchange.

The offer and sale of the Exchange Shares has not been registered under the Securities Act or any state securities laws and the Exchange Shares may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements. Nothing contained in this Quarterly Report on Form 10-Q constitutes an offer to sell, or the solicitation of an offer to buy, any securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful.

In the Share Exchange Agreement, each of the Purchaser and the Sponsor represented to the Company that it is an “accredited investor”, as defined in Rule 501 promulgated under the Securities Act, and the Company’s offer and sale of the Exchange Shares have been made in reliance upon the exemption from the registration requirements of the Securities Act.

A copy of the Share Exchange Agreement is attached as Exhibit 10.5 hereto and is incorporated by reference.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Index

10.1	Amendment No. 2 to the Investment Management Trust Agreement, dated September 7, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.2*	Purchase Agreement, dated September 8, 2023, among the Company, the Sponsor, the Purchaser and the directors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.3	Joinder Agreement, dated September 8, 2023, by and among the Purchaser, the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.4	Letter Agreement Amendment, dated September 8, 2023, between the Company and its resigning officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.5*	Share Exchange Agreement, dated as of October 2, 2023, by and among the Company, the Purchaser and the Sponsor.

10.6	Amendment No. 3 to the Investment Management Trust Agreement, dated December 8, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2023).

10.7*	Working Capital Promissory Note, dated as of September 8, 2023, by the Company in favor of the Purchaser.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

The schedules (or similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APX ACQUISITION CORP. I

Date: February 28, 2024		/s/ Kyle Bransfield
	Name:	Kyle Bransfield
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2024		/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)