Form 10-K
period 2023-12-31
APx Acquisition Corp. I
filed 2024-09-13
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

 to

.
Commission file number
001-41125

APx Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
714 Westview Avenue
Nashville,
TN
32705
(Address of principal executive offices)
(202)
465-5882
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
of the Act). Yes ☒ No ☐
The aggregate market value of the voting stock held
by non-affiliates
of the Registrant on June 30, 2023, based upon the closing price of $10.74 of the Registrant’s Class A ordinary shares, $0.0001 par value per share (“Class A ordinary shares”), as reported on the Nasdaq Capital Market, was approximately $70.4 million. Shares held by each officer and director and by each person known to the registrant who owned
10
% or more of the outstanding voting
and non-voting
ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 13, 2024, the Registrant had 9,910,124 of its Class A Ordinary Shares, and none of its Class B ordinary shares, $0.0001 par value per share (“Class B ordinary shares”), issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

Some of the statements contained in this annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete the Proposed Business Combination (as defined herein) with the Target Companies (as defined herein);

•	pool of prospective target businesses if our transaction with the Target Companies is not successfully consummated;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination, including the Proposed Business Combination;

•	our ability to consummate an initial business combination, including the Proposed Business Combination due to the uncertainty resulting from future pandemics and other geo-political events;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, including the Proposed Business Combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	we are a newly formed company with no operating history and no revenues;

•	our ability to continue as a “going concern;”

•	The Proposed Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis;

•	you will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances;

•	negative interest rate for securities in which we invest the funds held in the Trust Account;

•	our shareholders may be held liable for claims by third parties against us;

•	if third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share;

•	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

•	conflicts of interest of our Sponsors (as defined herein), officers and directors;

•	our public shareholders may not be afforded an opportunity to vote on our proposed business combination;

•	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree;

•	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

•	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants;

•	we may be unable to obtain additional financing;

•

if we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate;

•	our warrants may have an adverse effect on the market price of our Class A ordinary shares;

•	we may issue additional equity and/or debt securities to complete our initial business combination;

•	our Sponsors control a substantial interest in us;

•

if we seek shareholder approval of our initial business combination, our Sponsors, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

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

•	Nasdaq may delist our securities from trading on its exchange;

•	registration the Class A ordinary shares issuable upon exercise of the warrants sold as part of the units in the IPO may not be in place when an investor desires to exercise such warrants;

•	shares being redeemed and warrants becoming worthless;

•	events which may result in the per-share amount held in our Trust Account dropping below $10.20 per public share;

•	our directors may decide not to enforce the indemnification obligations of our Sponsors;

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

•

if we effect our initial business combination with a company or companies with operations or opportunities outside of the United States, including the Proposed Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations;

•

changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to business combinations may adversely affect our business, investments and results of operations; and

•

In the past, we have identified material weaknesses related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption, and if we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

PART I

References in this report to “we,” “us” or the “Company” refer to APx Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “APx Sponsor” refer to APx Cap Sponsor Group I, LLC, a Cayman Islands limited liability company. References to “Templar Sponsor” refer to Templar, LLC. References to “Sponsors” refer to, collectively, APx Sponsor and Templar Sponsor. References to our “initial shareholders” refer to the holders of Founder Shares.

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

On May 21, 2021, APx Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 8, 2021, the APx Sponsor transferred 20,000 Founder Shares to each of Angel Losada Moreno and David Proman, two of the Company’s independent directors, for an aggregate purchase price of $231.88 (the same per-share price initially paid by the APx Sponsor), resulting in the APx Sponsor holding 4,272,500 Founder Shares.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of 8,950,000 warrants (the “Private Placement Warrants”) to the APx Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,950,000. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants, so long as they are held by the APx Sponsor or its permitted transferees, the private placement warrants (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $175,950,000, comprised of $172,500,000 of the proceeds from the IPO (which amount includes $6,037,500 of the underwriters’ deferred discount) and $8,950,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at Bank of America, National Association maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Except with respect to interest earned on the remaining funds held in the Trust Account after the redemption, that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial business combination; (ii) the redemption of our public shares if we have not completed our initial business combination by December 9, 2024 (assuming we further extend the period of time to consummate our initial business combination in accordance with the terms described in our Articles (the “Combination Period”), or (iii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (as amended, and as may be amended from time to time, the “Articles”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

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

First and Second Extension

On February 27, 2023, we held an extraordinary general meeting (the “February 2023 EGM”) and our shareholders approved an amendment to our Articles and to the investment management trust agreement dated as of September 7, 2021 (as amended, the “Trust Agreement”) to change the payment required to extend the Combination Period by two three-month periods (the “February Extension Amendment Amendment”). In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $111,346,281. Following such redemptions, approximately $68,271,081 remained in the Trust Account and 6,556,583 public shares remained issued and outstanding.

On February 28, 2023, we issued an unsecured promissory note (the “First Promissory Note”) in an amount of $875,000 in order to economically facilitate our ability to effect the First Extension (as defined below). The First Promissory Note was payable in full on the earlier of (a) our consummation of an initial business combination and (b) December 31, 2023 (the earlier of such dates, the “First Due Date”). On the First Due Date, the Company was obligated to (i) pay to the Payee (as defined in the First Promissory Note) the outstanding principal amount of the First Promissory Note in immediately available funds (the “First Principal Balance”) and (ii) deliver to the Payee, as interest-in- kind, a number of newly issued Warrants equal to the First Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

Accordingly, on March 1, 2023, we deposited $750,000 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”).

On May 26, 2023, we issued a second unsecured promissory note (the “Second Promissory Note” and, together with the First Promissory Note, the “Promissory Notes”) in an amount of $750,000 in order to economically facilitate our ability to effect the Second Extension (as defined below). The Second Promissory Note was payable in full on the earlier of (a) our consummation of an initial business combination and (b) December 31, 2023 (the earlier of such dates, the “Second Due Date”). On the Second Due Date, the Company was obligated to (i) pay to the Payee (as defined in the Second Promissory Note) the outstanding principal amount of the Second Promissory Note in immediately available funds (the “Second Principal Balance”) and (ii) deliver to the Payee, as interest-in-kind, a number of newly issued Warrants equal to the Second Principal Balance divided by (y) $1.00, rounded up to the nearest whole number of warrants. The terms of the Warrants would be identical to the Private Placement Warrants we issued in connection with our IPO. The Payee shall be entitled to certain registration rights with respect to the Warrants and the shares issuable upon exercise of the Warrants.

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

Third Extension

On September 7, 2023, we held an extraordinary general meeting (the “September 2023 EGM”) and our shareholders approved an amendment to its Articles and to the Trust Agreement to extend the time to complete the initial business combination up to three (3) times for an additional one (1) month each time (each, a “One Month Extension”, and collectively, the “Third Extension”) from September 9, 2023 to December 9, 2023, by depositing the lesser of $0.025 per public share or $125,000 (each such payment, a “Month Extension Payment”) for each one-month extension into the Trust Account. In connection with the September 2023 EGM, the holders of 757,463 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of approximately $8,273,281. Following such redemptions, approximately $63,340,058 remained in the Trust Account and 5,799,120 public shares remained issued and outstanding.

On September 15, 2023, October 19, 2023 and November 13, 2023, we deposited $125,000 into the Trust Account in order to effect three one-month extensions of the termination date, from September 9, 2023 to December 9, 2023.

Sponsor Alliance; Change in Management and Board; Working Capital Loan

On September 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Company’s initial sponsor, APx Sponsor and Templar Sponsor, whereby APx Sponsor transferred to the Templar Sponsor 3,342,188 of the Company’s Founder Shares and 6,936,250 Private Placement Warrants purchased at the time of the Company’s IPO. The APx Sponsor retained 970,312 Founder Shares and 2,013,750 Private Placement Warrants. The transfer of Founder Shares and Placement Warrants to the Templar Sponsor pursuant to the Purchase Agreement is referred to as the “Transfer.” The Transfer, all other transactions contemplated by the agreements executed in connection with the Transfer (including the transactions contemplated therein) and the Management Change and Board Change (each as defined below) are referred to as the “Sponsor Alliance.”

In connection with the Sponsor Alliance, the Company, its officers and directors, the APx Sponsor and the Templar Sponsor entered into additional agreements whereby: (a) the Templar Sponsor signed a joinder agreement (the “Joinder Agreement”) to become a party to the Letter Agreement (the “Letter Agreement”) and the Registration Rights Agreement (“Registration Rights Agreement”), both dated December 6, 2021 and entered into in connection with the IPO, among the Company, the APX Sponsor and certain other shareholders of the Company; and (b) the Letter Agreement was amended by the parties thereto to allow for the Transfer with respect to the Founder Shares (the “Letter Agreement Amendment”). In addition, at the Closing of the Transfer, the Company’s IPO underwriters waived their respective entitlement to the payment of any Deferred Discount (as such term is defined therein) to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement dated December 6, 2021.

As part of the Sponsor Alliance, Kyle Bransfield replaced Daniel Braatz as Chairman of the Board and Chief Executive Officer, effective upon the Transfer Closing, with Daniel Braatz remaining as a director on the Board (the “Management Change”). In addition, in connection with the Sponsor Alliance, the Board effectuated the following changes (the “Board Change”) as follows: Angel Losada Moreno, David Proman and Diego Dayenoff resigned as directors and were replaced by Fara Remtulla, Daniel Mudd and Thomas P.M. Barry (collectively, the “New Directors”).

On September 8, 2023, the Company issued an unsecured promissory note (the “Working Capital Promissory Note” or “Templar Note”) in the principal amount of $500,000 to Templar Sponsor. The Templar Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (the “Maturity Date”). In the event the Company consummates its initial business combination, the Templar Sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the Templar Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Templar Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated December 6, 2021 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The Templar Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Templar Note and all other sums payable with regard to the Templar Note becoming immediately due and payable. The issuance of the Templar Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2023, a principal balance of $520,600 was outstanding.

Fourth Extension

On December 8, 2023, we held an extraordinary general meeting (the “December 2023 EGM”) and our shareholders approved an amendment to its Articles and to the Trust Agreement to extend the termination date up to twelve (12) times for an additional one (1) month each time from December 9, 2023 to December 9, 2024 (collectively, the “Fourth Extension”), by depositing the lesser of $0.025 per public share or $125,000 for each one-month extension into the Trust Account. In connection with the December 2023 EGM, the holders of 201,496 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $2,246,585. Following such redemptions, $62,410,856 remained in the Trust Account and 5,597,624 public shares remained issued and outstanding. Such remaining amount in the Trust Account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.

On December 20, 2023, January 24, 2024, February 12, 2024, March 12, 2024, April 8, 2024 and May 28, 2024, we deposited $125,000 each month into the Trust Account in order to effect six one-month extensions of the termination date to June 9, 2024.

As of the date of this Form 10-K, the Company is in the process of making further deposits of $125,000 for each of the months of June, July, August and September, to extend the termination date to October 9, 2024.

Class B Conversion

On October 2, 2023, in accordance with the provisions of our Articles, each of the APx Sponsor and the Templar Sponsor exercised its rights to convert an aggregate of 4,312,500 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As a result of the Class B Conversion, no Class B ordinary shares remain outstanding.

Amended and Restated Working Capital Promissory Note

On February 9, 2024, the Company and Templar Sponsor amended and restated the Working Capital Promissory Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended). Other than as set forth above, the terms of the Amended and Restated Note are identical to those of the Working Capital Promissory Note. The issuance of the Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Proposed Business Combination

On March 25, 2024, the Company, OmnigenicsAI Corp, a Cayman Islands exempted company (“OmnigenicsAI”), Heritas Merger Sub Limited, a Cayman Islands exempted company and a direct wholly-owned subsidiary of OmnigenicsAI (“Merger Sub”) and MultiplAI Health Ltd, a private limited company formed under the laws of England and Wales (“MultiplAI” and, together with OmnigenicsAI, the “Target Companies”), entered into a Business Combination Agreement (the “Business Combination Agreement”; capitalized terms used but not defined herein shall have the respective meanings set forth in the Business Combination Agreement, a copy of which is included as an exhibit to this Annual Report). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination”.

The Proposed Business Combination

On the Closing Date but prior to the Merger Effective Time, pursuant to the Business Combination Agreement, (a) MultiplAI shall, and shall cause the MultiplAI Shareholders (as defined below), and OmnigenicsAI shall cause Parent (as defined below), to consummate all transactions under the MultiplAI Share Purchase Agreement, resulting in the Parent acquiring all of the issued and outstanding MultiplAI Shares, and (b) immediately thereafter, OmnigenicsAI shall, and shall cause Parent to, consummate the MultiplAI Contribution pursuant to which Parent shall contribute all of the issued and outstanding MultiplAI Shares to OmnigenicsAI, OmnigenicsAI shall, and shall cause Parent to, and MultiplAI shall, and shall cause the MultiplAI Shareholders to, assign all of the Parent’s rights under MultiplAI Share Purchase Agreement to OmnigenicsAI, and OmnigenicsAI shall issue to Parent an aggregate amount of 4,000,000 Company Shares (as defined below) in consideration thereof, free and clear of any liens.

On the Closing Date, following the MultiplAI Contribution but prior to the Merger Effective Time, pursuant to the Business Combination Agreement, OmnigenicsAI and MultiplAI shall cause the consummation of the Restructuring, pursuant to which (i) all Indebtedness (subject to certain exceptions) owed by MultiplAI or any Subsidiary of MultiplAI to Parent, any shareholder of Parent or any of the MultiplAI Shareholders, shall be cancelled and extinguished; and (ii) all Indebtedness (subject to certain exceptions) owed by OmnigenicsAI or any Subsidiary of OmnigenicsAI to Parent, any shareholder of Parent or any of the MultiplAI Shareholders, shall be cancelled and extinguished. The Indebtedness described in this paragraph that is not required to be canceled and extinguished at Closing shall have their maturity date extended to three years following the Closing Date.

On the Closing Date at the Merger Effective Time, pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company (with the Company being the surviving company and becoming a direct wholly-owned subsidiary of OmnigenicsAI) (the “Merger”) and, as a result of the Merger, (a) each ordinary share of the Company (“SPAC Ordinary Share”) outstanding will be exchanged for the right to receive one ordinary share of OmnigenicsAI, nominal value $0.0001 per share (“Company Share”), (b) all warrants to purchase SPAC Ordinary Shares (“SPAC Warrants”) will become warrants of OmnigenicsAI (“Company Warrants”) exercisable for Company Shares, on substantially the same terms as the SPAC Warrants and (c) OmnigenicsAI shall enter into an Assignment, Assumption and Amendment Agreement with the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to amend and assume the Company’s obligations under the existing Warrant Agreement, dated December 6, 2021, to give effect to the conversion of SPAC Warrants to Company Warrants.

Conditions to Each Party’s Obligations

The obligations of the parties to consummate the Proposed Business Combination are subject to the satisfaction or waiver of customary closing conditions at or prior to the Closing, including (a) approval by the Company’s shareholders; (b) effectiveness of the registration statement on Form F-4 relating to Company Shares and Company Warrants to be issued in the Merger; (c) Nasdaq listing approval of the Company Shares and Company Warrants; (d) absence of any law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Business Combination illegal or otherwise prohibiting consummation of the Proposed Business Combination; and I the Company or OmnigenicsAI having at least $5,000,001 of net tangible assets.

The obligation of the Company to consummate the Proposed Business Combination is subject to certain additional conditions at or prior to the Closing, including (a) the accuracy of certain representations and warranties of OmnigenicsAI, MultiplAI and Merger Sub except, with respect to certain representations and warranties required to be true and correct in all respects, where the failure of such representations and warranties to be true and correct does not result in a Company Material Adverse Effect or MultiplAI Material Adverse Effect or is not materially adverse to Merger Sub, as applicable; (b) OmnigenicsAI’s and Merger Sub’s performance or compliance in all material respects with all agreements and covenants required by the Business Combination Agreement; (c) if the MultiplAI SPA has not been terminated in accordance with its terms, MultiplAI’s performance or compliance in all material respects with all agreements and covenants required by the Business Combination Agreement and MultiplAI SPA; (d) the consummation of the RestructurinI(e) the absence of any Company Material Adverse Effect or, if the MultiplAI SPA has not been terminated in accordance with its terms, any MultiplAI Material Adverse Effect; (f) if the MultiplAI SPA has not been terminated in accordance with its terms, the consumation of the MultiplAI Contribution; and (g) OmnigenicsAI having, immediately prior to the Merger Effective Time, (i) no more than 34,000,000 issued and outstanding Company Shares (on a fully diluted basis after consummation of the Restructuring and the MultiplAI Contribution) in addition to any Company Shares issued pursuant to any PIPE Subscription Agreements and the Backstop Agreement; or (ii) if the transactions under the MultiplAI SPA are not consummated and the MultiplAI SPA is terminated, no more than 30,000,000 issued and outstanding Company Shares (on a fully diluted after consummation of the Restructuring), in addition to any Company Shares issued pursuant to any PIPE Subscription Agreements and the Backstop Agreement.

The obligations of OmnigenicsAI and Merger Sub to consummate the Proposed Business Combination are subject to certain additional conditions at or prior to the Closing, including (a) the accuracy of certain representations and warranties of the Company except, with respect to certain representations and warranties, where the failure of such representations and warranties to be true and correct does not result in a SPAC Material Adverse Effect; (b) the performance or compliance in all material respects with all agreements and covenants required by the Proposed Business Combination Agreement; and (c) the absence of a SPAC Material Adverse Effect.

While the obligation of MultiplAI to consummate the Proposed Business Combination is subject to the consummation of the transactions contemplated by the MultiplAI SPA, the obligations of the parties to the Business Combination Agreement (other than MultiplAI) to consummate the Proposed Business Combination is not subject to the consummation of the transactions contemplated by the MultiplAI SPA.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the Company, OmnigenicsAI, MultiplAI and Merger Sub relating to, among other things, their ability to enter into the Business Combination Agreement and the other Transaction Documents to which they are party and their outstanding capitalization. The representations and warranties of the parties contained in the Business Combination Agreement will terminate and be of no further force and effect as of the Closing.

Covenants

The Business Combination Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummate the Business Combination, (iii) the parties’ preparing and OmnigenicsAI filing a registration statement containing a proxy statement/prospectus for the purpose of soliciting proxies from the Company’s shareholders to vote in favor of certain matters and registering under the Securities Act of 1933, as amended (the “Securities Act”) the Company Shares and Company Warrants to be issued in connection with the Merger, (iv) the protection of, and access to, confidential information of the parties, (v) the parties’ efforts to obtain necessary approvals from Governmental Authorities, and (vi) the parties’ efforts to obtain PIPE Investments. The covenants of the parties contained in the Business Combination Agreement will terminate and be of no further force and effect as of the Closing, except for those covenants that by their terms require performance after the Closing.

Termination

The Business Combination Agreement may be terminated and the Transactions may be abandoned at any time prior to the Merger Effective Time, notwithstanding any requisite approval and adoption of the Business Combination Agreement and the Proposed Business Combination by the shareholders of the Company, (i) by mutual written consent of OmnigenicsAI and the Company; (ii) by either OmnigenicsAI or the Company if the Merger Effective Time shall not have occurred prior to 5:00 p.m. (New York time) on December 9, 2024, subject to certain exceptions; (iii) by either OmnigenicsAI or the Company if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree or ruling (whether temporary, preliminary or permanent) which has become final and non-appealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transaction or the Merger; (iv) by OmnigenicsAI if the SPAC Shareholders’ Approval shall not have been obtained by reason of the failure to obtain the required vote at the SPAC Shareholders’ Meeting duly convened therefor or at any adjournment thereof; (v) by the Company upon a breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement on the part of OmnigenicsAI or Merger Sub, subject to certain exceptions and cure periods set forth in the Business Combination Agreement, such that the conditions relating to representations and warranties and certain covenants and agreements would not be satisfied; (vi) by OmnigenicsAI upon any breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement on the part of the Company, subject to certain exceptions and cure periods set forth in the Business Combination Agreement, such that the conditions relating to representations and warranties and certain covenants and agreements would not be satisfied; (vii) by the Company in the event (A) (1) MultiplAI or any of the MultiplAI Shareholders breaches or violates any representation, warranty, covenant, agreement or obligation contained in the MultiplAI SPA, subject to certain exceptions and cure periods set forth in the Business Combination Agreement, such that the conditions relating to representations and warranties and certain covenants and agreements contained in the MultiplAI SPA would not be satisfied, (2) of a MultiplAI Material Adverse Effect, or (3) of a breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement on the part of MultiplAI, subject to certain exceptions and cure periods set forth in the Business Combination Agreement, such that the conditions relating to representations and warranties and certain covenants and agreements would not be satisfied, and (B) the Company exercises its right to cause the Parent to terminate the MultiplAI SPA and the MultiplAI SPA is not terminated following the expiration of certain cure periods; and (viii) by the Company if the SEC Required Financials shall not have been delivered by OmnigenicsAI or MultiplAI, on or prior to the applicable deadline specified in the Business Combination Agreement.

In the event that the Business Combination Agreement is terminated, all Transaction Expenses incurred in connection with the Proposed Business Combination shall be paid by the party incurring such Transaction Expenses. If the Transactions are consummated, (a) OmnigenicsAI shall pay or cause to be paid (i) the SPAC Transaction Expenses, subject to the SPAC Transaction Expenses Cap, and (ii) the Company Transaction Expenses at the Closing; and (b) Templar Sponsor shall pay or cause to be paid, (i) all unpaid SPAC Transaction Expenses in excess of the applicable SPAC Transaction Expenses Cap, (ii) any expenses incurred by the Company in its pursuit of potential acquisition or business targets other than the Target Companies or that were not incurred by the Company in connection with or in furtherance of the Proposed Business Combination and (c) all fees and expenses incurred by the Company solely relating to the extension proposals approved by the shareholders of the Company on February 27, 2023, September 7, 2023 and December 8, 2023, which extended the date by which the Company must consummate a business combination.

The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is included as an exhibit to this Annual Report.

Certain Agreements Related to the Business Combination Agreement

MultiplAI Share Purchase Agreement

On March 13, 2024, Heritas Ltd., a Cayman Islands exempted company (“Parent”), MultiplAI and the holders (the “MultiplAI Shareholders”) of ordinary shares, par value £0.0001, of MultiplAI and any other equity commitments or equity securities of MultiplAI, including any securities or commitments convertible into, exchangeable or exercisable for, or representing the right to subscribe for, any such ordinary shares of MultiplAI (such securities, the “MultiplAI Shares”) entered into that certain amended and restated share purchase agreement (the “MultiplAI SPA”) relating to the sale and purchase of all of the ordinary shares of MultiplAI and, if required under the MultiplAI SPA, all of the MultiplAI Shareholders’ rights and interest in certain equity related agreements and convertible securities, as well as any related ancillary documents or agreements.

Pursuant to the MultiplAI SPA, and prior to the Closing, Parent shall purchase all MultiplAI Shares that are issued and outstanding from the MultiplAI Shareholders, free and clear of any encumbrances.

Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Templar Sponsor, OmnigenicsAI and the Parent entered into a Voting and Support Agreement (the “Support Agreement”), pursuant to which, among other things, the Templar Sponsor agreed to vote any of the Sponsor Current Shares (as defined in the Support Agreement) and any SPAC Ordinary Shares held by the Sponsor in favor of the Proposed Business Combination, and Parent agreed to vote any of the Parent Subject Shares (as defined in the Support Agreement) in favor of the Proposed Business Combination.

Additionally, the Support Agreement contains certain covenants to be performed by the parties thereto following the Closing.

The foregoing description of the Support Agreement is qualified in its entirety by reference to the full text of the Support Agreement, a copy of which is included as an exhibit to this Annual Report.

Backstop Agreement

Concurrently with the execution of the Business Combination Agreement, Theo I SCSp, a special limited partnership (société en commandite spéciale) governed by the laws of the Grand Duchy of Luxembourg and a shareholder of Parent (“Theo”), OmnigenicsAI and the Company entered into the Backstop Agreement, pursuant to which, among other things, subject to and conditioned upon the occurrence of the Closing, Theo shall be obligated to obtain the amount (if any) by which $10,000,000 exceeds the aggregate amount of cash on deposit in the Trust Account (including any interest earned on the funds held in the Trust Account) that will remain after payment in full of the SPAC Shareholder Redemption Amount to SPAC Shareholders pursuant to their exercise of the SPAC Shareholder Redemption Right (assuming no SPAC Transaction Expenses have been paid from the Trust Account), and the aggregate amount of cash at the Company or OmnigenicsAI in connection with any PIPE Investment for the benefit of the Company and OmnigenicsAI on the Closing Date, by one or more of the following methods: (i) making on the Closing Date, directly or indirectly, a capital contribution in cash to OmnigenicsAI and, in exchange for such capital contribution, subscribing for and being issued by OmnigenicsAI on the Closing Date, free and clear of all liens, an aggregate number of Company Shares (at a price per Company Share of $10) resulting from dividing the amount of such capital contribution in cash by ten (10) (rounded down to the nearest whole Company Share); and/or (ii) causing SPAC Shareholders who have elected to exercise their SPAC Shareholder Redemption Rights to (A) irrevocably reverse their exercise of the SPAC Shareholder Redemption Rights and not redeem (“Redemption Reversals”), and, (B) transfer all their respective rights, title and interest in all SPAC Ordinary Shares subject to Redemption Reversals, directly or indirectly, to Theo.

The foregoing description of the Backstop Agreement is qualified in its entirety by reference to the full text of the Backstop Agreement, copy of which is included as an exhibit to this Annual Report.

Registration Rights and Lock-Up Agreement

At the Closing, OmnigenicsAI, Parent, the Company, the Templar Sponsor, certain shareholders of the Company and Parent, the MultiplAI Shareholders and the OmnigenicsAI Heritas Key Personnel (as defined in the Registration Rights and Lock-Up Agreement) will enter into the Registration Rights and Lock-Up Agreement pursuant to which, among other things, the holders of the Registrable Securities (as defined in the Registration Rights and Lock-Up Agreement) shall have customary demand and piggyback registration rights in connection with the

Company Shares held by such holders. Additionally, the Company Shares held by each party to the Registration Rights and Lock-Up Agreement will, subject to certain exceptions, be subject to a lock-up until (i) the date that is twelve (12) months from the Closing Date, and (ii) such date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders of the Company having the right to exchange their Company Shares for cash, securities or other property, provided that if the share price of the Company Shares exceeds $12.00 per Company Share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period, 50% of the Company Shares held by any given party to the Registration Rights and Lock-Up Agreement shall be released from the lock-up.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination, including the Proposed Business Combination using remaining cash in the Trust Account from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Other than with respect to the Backup Agreement described above, (i) we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise and (ii) none of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

The Target Companies were, and we anticipate that other target business candidates will be, brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on the date of the IPO prospectus, we were obligated to pay the APx Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of APx Sponsor. In connection with the Sponsor Alliance, this agreement was terminated.

Any such payments prior to our initial business combination will be made from funds held outside the Trust Account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsors, officers or directors, or any affiliate of our Sponsors or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsors, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as the Target Companies, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the respective management of the Target Companies, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Other Transactions with Respect to Our Securities

At any time at or prior to our initial business combination, subject to applicable securities laws, Templar Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with institutional or other investors to provide them with incentives to vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

The purpose of any such transaction would be to (i) increase the likelihood of obtaining shareholder approval of the business combination, including the Proposed Business Combination, (ii) incentivize voting such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is currently approximately $11.20 per public share, and such amount may increase further the lesser of $0.025 per public share or $125,000 per month in the event we decide to extend the Combination Period, as described herein. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our initial business combination.

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

Facilities

We currently maintain our executive offices at 714 Westview Avenue, Nashville, Tennessee 37205. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers: Kyle Bransfield and Xavier Martinez. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 714 Westview Avenue, Nashville, Tennessee 3705 or by telephone at (202) 465-5882.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, the IPO prospectus associated with our public offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

For additional risks related to the Target Companies and the Proposed Business Combination, please see the Registration Statement on Form F-4 once filed that is expected to be filed in connection with the Proposed Business Combination.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are an early stage incorporated exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage incorporated exempted company with no operating results, and we will not commence operations until the consummation of our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

The Proposed Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The consummation of the Proposed Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

•	approval of several proposals by our shareholders;

•	the capital stock constituting the Proposed Business Combination consideration shall have been approved for listing on Nasdaq subject to notice of official issuance;

•	no order, statute, rule or regulation enjoining or prohibiting the consummation of the Proposed Business Combination being in effect;

•	the Company having at least $5,000,001 of net tangible assets as of the closing of the Proposed Business Combination;

•	the Form S-4 having become effective and no stop order being in effect;

•	the receipt of certain regulatory approvals; and

•	customary bring down conditions.

Past performance may not be indicative of future performance of an investment in our securities. Further, in the event of the termination of the Proposed Business Combination, we expect that the market price of our securities would immediately and materially decrease, and there can be no assurance that we would be able to identify and consummate an alternative business combination or as to the value of any such alternative business combination to our stockholders.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Any past acquisition or operational experience of our management team and their affiliates is not a guarantee either: (i) that we will be able to consummate the Proposed Business Combination, (ii) that we would be able to locate a suitable alternative candidate for, and consummate, an initial business combination; or (iii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our officers and directors has had experience with blank check companies or special purpose acquisition companies in the past.

In the event that the Proposed Business Combination were to be terminated, we expect that the market price of our securities would immediately and materially decrease, and there can be no assurance that we would be able to identify and consummate an alternative business combination, and no assurance as to the value of any such alternative business combination to our stockholders.

In the event that the Proposed Business Combination were to be terminated, you would be unable to ascertain the merits or risks of any alternative target business prior to our entry into an alternative business combination agreement.

In the event that the Proposed Business Combination were to be terminated, we would expect to focus our search on an alternative target business in any industry or sector. Unless and until we have identified and publicly announced a business combination transaction, there is no basis to evaluate the possible merits or risks of any particular target business or of the terms of any combination with any such target business, and we cannot assure you that any such transaction would be more or less favorable than the Proposed Business Combination, or would or would not result in a reduction in the value of our public shares.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and Hamas’ attack of Israel and the ensuing war.

The United States and global markets have experienced volatility and disruption following the escalation of geopolitical tensions as a result of the invasion of Ukraine by Russia in February 2022 and the attack of Israel by Hamas in October 2023. Although the length and impact of the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict are highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine or the Israel-Hamas conflict, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine and the Israel-Hamas conflict and any related market disruptions are impossible to predict, but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $11.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within the Combination Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, social unrest, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of the COVID-19 coronavirus, the recent invasion of Ukraine by Russia, Hamas’ attack of Israel and the ensuing war, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our public shareholders may receive only $11.20 per share, or less than $11.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.20 per share” and other risk factors herein.

If we are unable to consummate our initial business combination within the prescribed time frame, our public shareholders may be forced to wait beyond such time frame before redemption from our Trust Account.

If we are unable to consummate our initial business combination within the Combination Period, the funds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up or liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the funds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsors own 43.5% of our issued and outstanding ordinary shares. Our Sponsors and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Articles provide that if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our Sponsors’ founder shares, 642,562, or 11.5%, of the 5,597,624 public shares remaining issued and outstanding after the previous redemptions will need to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

Although we have identified general criteria and guidelines, including geographic area, for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders (which may be $11.20 per share or less in certain circumstances), and our warrants will expire worthless.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, including the Target Companies, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a demonstrated business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

Since our Sponsors, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 21, 2021, we issued to APx Sponsor an aggregate of 4,312,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.006 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 17,250,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, APx Sponsor purchased an aggregate of 8,950,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $8,950,000 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO. The private placement warrants will also be worthless if we do not complete our initial business combination. In connection with the Sponsor Alliance, certain founder shares and private placement warrants were transferred to the Templar Sponsor. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Combination Period nears its end, which is the deadline for our completion of an initial business combination.

The nominal purchase price paid by our Sponsors for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our Sponsors are likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

While we offered our units at an offering price of $10.00 per unit and the amount in the Trust Account is anticipated to be $11.20 per public share, implying an initial value of $11.20 per public share, the APx Sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.006 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. APx Sponsor invested an aggregate of $8,975,000 in us in connection with the IPO, comprised of the $25,000 purchase price for the founder shares and the $8,950,000 purchase price for the private placement warrants. As a result, even if the trading price of our ordinary shares significantly declines, our Sponsors will stand to make significant profit on its investment in us. In addition, our Sponsors could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $1.00 per share and even if the private placement warrants are worthless. As a result, our Sponsors are likely to make a substantial profit on their respective investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in the IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

We may experience a shortage of working capital as the net proceeds generated from the IPO and the sale of private placement warrants not held in the Trust Account may not be sufficient to sustain our operations for the duration of the Combination Period. This may result in limitations to the amount of funds available for our businesses search and the completion of our initial business combination. Consequently, we will need to rely on loans from Templar Sponsor, management team, their affiliates or third parties to finance our search and finalization of the initial business combination, if any.

Of the net proceeds of the IPO and the sale of the private placement warrants, only $8,167 in cash were available to us as of December 31, 2023 outside the Trust Account to fund our working capital requirements. We believe that the current funds available to us outside of the Trust Account will not be sufficient to allow us to operate for at least the duration of the Combination Period. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

As our offering expenses and other operating expenses exceeded our estimate of $1,400,000, we may continue to fund such excess with additional loans to increase the funds available for our operation outside the Trust Account. The amount held in the Trust Account will not be impacted as a result of such additional expected loans that we may incur. As we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team, their affiliates or other third parties to operate or may be forced to liquidate. For example, in February 2023 and May 2023, we issued the First Promissory Note and Second Promissory Note, respectively. In addition, in September 2023, we issued the Working Capital Promissory Note, which was amended and restated in February 2024. However, neither Templar Sponsor, members of our management team nor any of their affiliates or third parties is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of certain loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. In addition, we may need to engage in private negotiations with third parties, our Sponsors, management, or its affiliates to secure loans that may not be in our favor in order to complete our initial business combination. Third parties may not be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $11.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.20 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.20 per public share held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit hereto, our Sponsors have agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $11.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $11.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy its indemnity obligations and we believe that our Sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our Sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $11.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the funds in the Trust Account are reduced below the lesser of (i) $11.20 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.20 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $11.20 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $11.20 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. in the event that we do not to complete our initial business combination or make certain amendments to our Articles, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $11.20 per share. In this regard please see also “Risk Factors-Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks-If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we may decide to instruct the trustee, not before on or about the 18-month anniversary of the effective date of the registration statement relating to the IPO, to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change (if made), we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.”

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

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

If the Proposed Business Combination is not consummated, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our Articles prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations. There is a limited basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target.

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

Unlike most other similarly structured blank check companies, our Sponsors will receive additional founder shares if we issue shares to complete an initial business combination.

If we issue shares to complete an initial business combination, the founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of our ordinary shares issued and outstanding upon completion of the initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by us in connection with or in relation to the completion of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of a target business in the initial business combination and any private placement warrants held by our Sponsors or any of its affiliates or any member of our management team upon conversion of working capital loans. In no event will the founder shares have a ratio of less than one-to-one compared to the Class A ordinary shares. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We issued and may issue additional notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

In February 2023 and May 2023, we issued the First Promissory Note and the Second Promissory Note, respectively. In addition, in September 2023, we issued the Working Capital Promissory Note, which was amended and restated in February 2024. We may choose to issue additional notes or other debt securities and incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Of the net proceeds of the IPO and the sale of the private placement warrants, only $8,167 in cash were available to us as of December 31, 2023 outside the Trust Account to fund our working capital requirements. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our Articles provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsors, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Certain agreements related to the IPO may be amended without shareholder approval.

Each of the agreements related to the IPO to which we are a party, other than the warrant agreement (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements (provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement)) and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, our Sponsors, officers and directors; the registration rights agreement among us and our initial shareholders; and the private placement warrants purchase agreement between us and our Sponsors. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, Sponsors, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Our initial shareholders, including our Sponsors, control a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders, including our Sponsors, own 43.5% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. If our initial shareholders purchase any units in the IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by Templar Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Risks Relating to Our Sponsors and Management Team

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent director nominees also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10-“Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. In addition, our amended and restated articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

In addition, our Sponsors and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10-“Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsors, our directors or officers or funds managed by certain of our affiliates, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, officers, directors, existing holders or funds managed by certain of our affiliates which may raise potential conflicts of interest.

In light of the involvement of our Sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, officers, directors, existing holders or funds managed by certain of our affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10-“Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsors, officers, directors, existing holders or funds managed by certain of our affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Certain members of our board of directors and management team may be involved in and have a greater financial interest in the performance of other entities affiliated with our Sponsors, and such activities may create conflicts of interest in making decisions on our behalf.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the funds held in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants have been approved for trading on Nasdaq under the symbols “APXIU,” “APXI” and “APXIW,” respectively. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000), a minimum number of holders of our securities (generally 300 public holders) and maintain a minimum market value (generally $50 million). In addition, we are required to meet certain disclosure obligations, including timely filing our periodic reports. On December 21, 2023, we received a deficiency letter from Nasdaq stating that since the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Q3 Form 10-Q”), the Company did not comply with Nasdaq’s Listing Rule 5250(c)(1) relating to the Company’s obligation to file periodic financial reports for continued listing. The Company subsequently filed its Q3 Form 10-Q within the cure period provided by Nasdaq within the letter.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the Trust Account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the Trust Account and hold the funds in the Trust Account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account held at a bank until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account held at a bank would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement, we have not yet made any such determination to liquidate the securities held in the Trust Account.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in an interest-bearing demand deposit account held at a bank, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement, we have not yet made any such determination to liquidate the securities held in the Trust Account.

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

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in the circumstances described in “Description of Securities-Warrants-Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00.” If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

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

Our Articles authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 190,089,876 and 20,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our Articles provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

In order to effectuate an initial business combination, special purpose acquisition companies, including us, have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Articles requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements (provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement)). In addition, our Articles require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. For example, on February 27, 2023, we amended our Articles to change the payment required to extend the Combination Period by two three-month periods. As amended, the adjusted payment is the deposit into the Trust Account of the lesser of (a) $750,000 and (ii) $0.125 for each Class A ordinary share then outstanding. Therefore, our public shareholders had the opportunity to redeem their shares upon the approval of the amendment to our Articles. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Articles that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds (or such higher threshold as specified in the company’s amended and restated articles of association) of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares who attend and vote at a general meeting of the company with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by a special resolution under Cayman Islands law which requires the affirmative vote of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who will collectively beneficially own 43.5% of our issued and outstanding ordinary shares entitled to vote thereon (assuming they do not purchase any securities in the open market), will participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.

Our Sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Following the consummation of the IPO and the concurrent issuance of the private placement warrants to APx Sponsor, we account for the 17,575,000 warrants issued in connection with the IPO (the 8,625,000 warrants included in the units and the 8,950,000 private placement warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each of the warrants as a liability at its fair value as determined by the company based upon a valuation report obtained from its independent third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

In the past, we identified material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification errors in statement of cash flows, accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

As a result, we concluded that our disclosure controls were not effective, as of December 31, 2022, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, classification of temporary and permanent equity, and accuracy and completeness of accounts payable and accrued expenses.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (subject to certain adjustments). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or their respective permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (subject to certain adjustments). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

There is currently limited market for our securities. Shareholders therefore have access to limited information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of future pandemic and geopolitical events, including political unrest in the Middle East. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be sustained.

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

At December 31, 2023, we had $8,167 in operating cash and a working capital deficit of $737,336, excluding accrued interest receivable as it is not available for working capital purposes. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We have until the end of the Combination Period to complete our initial business combination which automatically triggers substantial doubt about our ability to continue as a going concern. There is no assurance that the initial business combination will be successful or successful within the Combination Period. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Past performance by our management team, our Sponsors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. See Item 1.C. “Cybersecurity.”

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

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with our current Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM IC. CYBERSECURITY.

Not applicable.

ITEM 2. PROPERTIES.

We currently maintain our executive offices at 714 Westview Avenue, Nashville, Tennessee 37205. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants listed on the Nasdaq under the symbols “APXIU,” “APXI” and “APXIW,” respectively.

Holders

As of September 13, 2024, there was 1 holder of record of our units, 4 holders of record of our Class A ordinary shares and 3 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions. As of April 15, 2024, there are no Ordinary B ordinary shares outstanding.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from Registered Offerings

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Recent Developments

Proposed Business Combination

On March 25, 2024, the Company, OmnigenicsAI, Merger Sub and MultiplAI entered into the Business Combination Agreement.

On the Closing Date but prior to the Merger Effective Time, pursuant to the Business Combination Agreement, (a) MultiplAI shall, and shall cause the MultiplAI Shareholders (as defined below), and OmnigenicsAI shall cause Parent (as defined below), to consummate all transactions under the MultiplAI Share Purchase Agreement, resulting in the Parent acquiring all of the issued and outstanding MultiplAI Shares, and (b) immediately thereafter, OmnigenicsAI shall, and shall cause Parent to, consummate the MultiplAI Contribution pursuant to which Parent shall contribute all of the issued and outstanding MultiplAI Shares to OmnigenicsAI, OmnigenicsAI shall, and shall cause Parent to, and MultiplAI shall, and shall cause the MultiplAI Shareholders to, assign all of the Parent’s rights under MultiplAI Share Purchase Agreement to OmnigenicsAI, and OmnigenicsAI shall issue to Parent an aggregate amount of 4,000,000 Company Shares (as defined below) in consideration thereof, free and clear of any liens.

On the Closing Date, following the MultiplAI Contribution but prior to the Merger Effective Time, pursuant to the Business Combination Agreement, OmnigenicsAI and MultiplAI shall cause the consummation of the Restructuring, pursuant to which (i) all Indebtedness (subject to certain exceptions) owed by MultiplAI or any Subsidiary of MultiplAI to Parent, any shareholder of Parent or any of the MultiplAI Shareholders, shall be cancelled and extinguished; and (ii) all Indebtedness (subject to certain exceptions) owed by OmnigenicsAI or any Subsidiary of OmnigenicsAI to Parent, any shareholder of Parent or any of the MultiplAI Shareholders, shall be cancelled and extinguished. The Indebtedness described in this paragraph that is not required to be canceled and extinguished at Closing shall have their maturity date extended to three years following the Closing Date.

On the Closing Date at the Merger Effective Time, pursuant to the Business Combination Agreement, Merger Sub will merge with and into the Company (with the Company being the surviving company and becoming a direct wholly-owned subsidiary of OmnigenicsAI) (the “Merger”) and, as a result of the Merger, (a) each ordinary share of the Company (“SPAC Ordinary Share”) outstanding will be exchanged for the right to receive one ordinary share of OmnigenicsAI, nominal value $0.0001 per share (“Company Share”), (b) all warrants to purchase SPAC Ordinary Shares (“SPAC Warrants”) will become warrants of OmnigenicsAI (“Company Warrants”) exercisable for Company Shares, on substantially the same terms as the SPAC Warrants and (c) OmnigenicsAI shall enter into an Assignment, Assumption and Amendment Agreement with the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to amend and assume the Company’s obligations under the existing Warrant Agreement, dated December 6, 2021, to give effect to the conversion of SPAC Warrants to Company Warrants.

For a full description of the Business Combination Agreement and the Proposed Business Combination, including additional agreements relating to the Proposed Business Combination, please see “Item 1. Business”.

Fourth Extension

On December 8, 2023, we held the December 2023 EGM and our shareholders approved an amendment to its Articles and to the Trust Agreement to provide for the Fourth Extension, which extends the termination date up to twelve (12) times for an additional one (1) month each time from December 9, 2023 to December 9, 2024 by depositing the lesser of $0.025 per public share or $125,000 for each one-month extension into the Trust Account. In connection with the December 2023 EGM, the holders of 201,496 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $2,246,585. Following such redemptions, $62,410,856 remained in the Trust Account and 5,597,624 public shares remained issued and outstanding. Such remaining amount in the Trust Account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.

On December 20, 2023, January 24, 2024, February 12, 2024, March 12, 2024, April 8, 2024 and May 28, 2024, we deposited $125,000 each month into the Trust Account in order to effect six one-month extensions of the termination date to June 9, 2024.

As of the date of this Form 10-K, the Company is in the process of making further deposits of $125,000 for each of the months of June, July, August and September, to extend the termination date to October 9, 2024.

Class B Conversion

On October 2, 2023, in accordance with the provisions of our Articles, Templar Sponsor exercised its rights to convert an aggregate of 4,312,500 Class B ordinary shares into an equal number of Class A Ordinary Shares, on a one-for-one basis (the “Class B Conversion”). As a result of the Class B Conversion, no Class B ordinary shares remain outstanding.

Results of Operations

Our entire activity since inception up to December 31, 2023 was in preparation for our formation and the IPO, and since the closing of the IPO, the search for a target and consummating an initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had a net income of $13,414,455 which consists of operating costs of $1,118,795 offset by interest income of $2,579,253 from investments in our Trust Account, $249,047 of gain on settlement of deferred underwriting fees and $11,704,950 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees for professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the year ended December 31, 2023, we had a net income of $4,256,395 which consists of operating costs of $1,744,855, offset by interest income of $4,024,613 from investments in our Trust Account, $1,625,000 of one time advisory fee income, $878,886 of gain on settlement of trade payables, $117,373 of gain on settlement of debt, $562,277 of unrealized loss on fair value changes of warrants and $82,345 of interest expense. The operating expenses were primarily due to fees for professionals such as the auditors, legal counsel and consultants, and insurance expenses.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity and Capital Resources and Going Concern

As of December 31, 2023, the Company had approximately $8,167 in its operating bank account and a working capital deficit of $737,336, excluding accrued interest receivable as it is not available for working capital purposes.

The Company’s liquidity needs up to December 31, 2023 had been satisfied through a payment from APx Sponsor of $25,000 for the founder shares to cover certain offering expenses. In addition, in order to finance transaction costs in connection with an initial business combination, we issued the Amended and Restated Note to Templar Sponsor in February 2024. As of December 31, 2023, there was $520,600 outstanding under the Amended and Restated Note.

In February 2023 and May 2023, we issued the First Promissory Note and Second Promissory Note, respectively. In August 2023, the Company repaid in full the outstanding balances drawn on the First Promissory Note and Second Promissory Note.

For more information regarding the First Promissory Note, Second Promissory Note and the Amended and Restated Note, please see Item 1 “Business” in this Annual Report.

On August 26, 2024, the Company issued an unsecured promissory note (the “Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note as well as all accrued interest and all other sums payable with regard to the Note becoming immediately due and payable.

Based on the availability under the Amended and Restated Note and the Bioceres Note, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable and structuring, negotiating and consummating the Proposed Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until the expiration of the Combination Period to consummate a Business Combination. It is uncertain that the Company will be able to consummate a business combination, including the Proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we were required to pay APX Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of APX Sponsor. In connection with the Sponsor Alliance, this agreement has been terminated as of August 30, 2023, and as of December 31, 2023, no fees remain outstanding thereunder.

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Warrants will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

In connection with the IPO, the underwriter was granted a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions. As of December 31, 2021, the underwriter exercised all of the over-allotment units.

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

Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022. No deferred underwriting commissions remain outstanding as of December 31, 2023.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies and estimates:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model-based approach (see Note 12).

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the IPO (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 17,575,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to enhance the decision usefulness of income tax disclosures and requires the disclosure of various disaggregated information, including an entity’s effective tax rate reconciliation as well as additional information on taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption allowed. The Company is currently assessing the impact, if any, ASU 2023-09 would have on its disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this this Annual Report for the year ended December 31, 2023 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of December 31, 2023, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Restatement of Previously Issued Financial Statements

On August 16, 2022, we revised the balance of temporary equity and permanent equity. We restated our financial statements to revalue the Company’s Class A ordinary shares subject to possible redemption at its full redemption value, as described in the Explanatory Note of this Amendment. The Company’s accounting related to temporary equity and permanent equity did not have any effect on the Company’s previously reported investments held in trust or cash.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Annual Report.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Title
Kyle Bransfield	40	Chief Executive Officer and Chairman of the Board of Directors
Xavier Martinez	32	Chief Financial Officer
Daniel Braatz	40	Director
Alfredo Vara Alonso	55	Director
Fara Remtulla	51	Director
Daniel Mudd	65	Director
Thomas P.M. Barry	41	Director

Kyle Bransfield serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Bransfield also is the founder of Union Acquisition Group and has served as its Chief Executive Officer and director since inception. He has also served as director and Chief Executive Officer of Union Acquisition Corp, and Union Acquisition Corp. II, leading the companies through successful mergers with Bioceres Crop Solutions (NASDAQ: BIOX) and Procaps Group (NASDAQ: PROC) in March 2019 and September 2021, respectively. Mr. Bransfield currently serves on the board of Procaps Group and sits on the mergers and acquisitions committee. Following Lightjump Acquisition Corp’s successful business combination with Moolec Science Ltd. (NASDAQ: MLEC) in December 2022, Mr. Bransfield now serves as a board member on the compensation and audit committees. Mr. Bransfield was a Partner at Exos Technology Financial Partners, where he established a SPAC Asset Management business through the formation of Exos SPAC Opportunities I and the Morgan Creek-Exos SPAC+ Fund. Mr. Bransfield has over 16 years of experience in direct equity and debt private markets principal investing, public markets portfolio management, capital raising, and investment banking. Prior to joining Exos, Mr. Bransfield was a partner at Atlantic-Pacific Capital, leading the firm’s global direct private placement and structured investment activities from 2015 to 2019. Prior to Atlantic-Pacific, Mr. Bransfield was an investment banker in Sagent Advisors’ Private Financing Solutions Group from 2014 to 2015. Prior to Sagent, Mr. Bransfield spent five years as a Principal and General Partner at CS Capital Partners, a Philadelphia-based multi-family office focused on alternative investments. Mr. Bransfield began his career in the Mergers & Acquisitions Group at Stifel Nicolaus Weisel and received a B.S. in Business Administration from American University. We believe Mr. Bransfield’s extensive corporate and private venture capital experience, including as our Chief Executive Officer, as well as his extensive experience serving in a number of executive positions and as a board member of other companies, makes him well qualified to serve as a Director.

Xavier Martinez serves as our Chief Financial Officer. Mr. Martinez has been a member of APx Capital since inception. Prior to APx Capital, Xavier served as Vice President of Investments and Chief Business Development Officer at FHipo. Mr. Martinez is also a co-founder of Yave. Mr. Martinez received a B.S. in Economics from Universidad Iberoamericana and an MBA from the Kellogg School of Management at Northwestern University. We believe Mr. Martinez’s extensive corporate and private venture capital experience makes him well qualified to serve as Chief Financial Officer.

Daniel Braatz currently serves as a Director and previously served as our Chief Executive Officer and Chairman of the Board since our initial public offering through the closing of the transactions contemplated by the Purchase Agreement. In addition, Mr. Braatz (i) co-founded (a) FHipo, the first MREIT in the region with over US$1.4 billion in AUM, and (b) VACE Partners, a company providing specialized financial services, (ii) founded (a) Yave, a leading non-bank digital mortgage lender in Mexico, (b) VRE, a vertical residential developer, and (c) AC Capital, a distressed asset fund, (iii) currently serves as a board member of FHipo, Infosel, Conjunto Inmobiliario Polanco, Yave, Parkour Ventures and AC Capital and (iv) holds an LPAC position in Yaax Capital. Prior to his entrepreneurial life, Mr. Braatz worked at Citigroup as an investment banker. Mr. Braatz holds a B.S. in Industrial Engineering from Instituto Tecnológico Autónomo de México (ITAM). We believe Mr. Braatz’s extensive corporate and private venture capital experience, as well as his extensive experience serving in a number of executive positions and as a board member of other companies, makes him well qualified to serve as a Director.

Alfredo Vara Alonso serves as one of our independent directors. Mr. Vara is co-founder and member of the board of APx Capital. Has more than 25 years of experience in the public and private financial sector, through diverse financial institutions and investing platforms with AUM in excess of US$1.5 billion). Mr. Vara is co-founder of VACE Partners, directing diverse transactions through Mexico and Latin America including M&A, structured debt, capital raising, and financial advice, among others. Mr. Vara is Co-founder, member of the board, and the first managing partner of FHipo, and is currently involved in the vehicle’s strategic decision-making. Mr. Vara is co-founder and board member of AC Capital and Yave. Mr. Vara is the largest minority investor in HiTo, master administrator platform, and advisor to the board. Mr. Vara was General Director of Banobras, the fifth largest bank in Mexico by loan portfolio, from February 2017 to November 2018 and during his tenure financial performance was substantially improved while financial access was promoted. Banobras became the first issuer of sustainable bonds in Latin America, among other important achievements. Mr. Vara was also in charge of overseeing FONADIN’s investments, the biggest MLP in Mexico. Mr. Vara has served as board member, at different times, of Afore XXI, Infonavit, Fincasa, Finrural, among others. Prior to his entrepreneurial experiences, Mr. Vara was a first level officer at IPAB (Instituto para la Protección al Ahorro Bancario). He also worked for Deutsche Bank’s Latin American Global Market Sales Group, where he headed the Debt Local Capital Markets effort in Mexico. Mr. Vara is currently working on several new initiatives. Mr. Vara holds a B.S. in Economics from ITAM, and an MBA and M.A. in Economics from Yale University. We believe Mr. Vara’s extensive corporate and private venture capital experience, as well as his extensive experience serving in a number of executive positions and as a board member of other companies, makes him well qualified to serve as a director.

Fara Remtulla serves as one of our independent directors. Ms. Remtulla has served as the Chief Operating Officer at Bridge It, Inc., a leading financial wellness application focused on helping improve their financial health, since August 2021. She also served as Head of Digital Delivery at BSF Digital Ventures, a subsidiary of Banque Saudi Fransi, from 2019 to 2021. Ms. Remtulla is an experienced Fintech practitioner who has been involved in launching new digital banking propositions, including co-founding BankCLEARLY, a middle-eastern neo-bank, where she worked closely with regional banks to advance fintech across the banking system, from 2016 to 2018. Prior to founding BankCLEARLY, Ms. Remtulla was the Vice President of Group Strategy at Abu Dhabi Commercial Bank, where she focused on corporate and digital strategy, innovation, and customer experience from 2012 to 2016. Ms. Remtulla also held leadership roles at Deutsche Bank in the Corporate and Investment Bank from 2005 to 2010 and at Citigroup from 2003 to 2005. She began her career with McKinsey & Company in their New York office in 2001. She holds a Masters in Business Administration from Columbia Business School and a Bachelors in Engineering from McGill University. We believe Ms. Remtulla is qualified to serve as a member of the Board because of her significant experience in finance and fintech.

Daniel Mudd serves as one of our independent directors. Since 2015, Mr. Mudd has served as senior adviser at Gore Street Capital, an alternatives asset manager in the United Kingdom. He served as Chief Executive Officer of Fortress Investment Group LLC, an alternative asset manager, from August 2009 through December 2011. Previously, Mr. Mudd served as President and Chief Executive Officer of Fannie Mae from 2005 to 2008. Mr. Mudd was also a member of the Fannie Mae Board of Directors. Prior to serving as Chief Executive Officer of Fannie Mae, Mr. Mudd served as the Vice Chairman and Chief Operating Officer of Fannie Mae from 2001 to 2005. As Chief Operating Officer, Mr. Mudd was responsible for originations, marketing, operations, systems, local outreach and administration. Prior to joining Fannie Mae in February 2000, Mr. Mudd served as a senior officer at GE Capital from 1991 to 2000. Prior to his tenure at GE Capital, Mr. Mudd held positions in management consulting and financial services with Xerox Corporation, Ayers Whitmore and Company, and the World Bank. Mr. Mudd previously served on the boards of Ryder System, Inc., Hampton University, the University of Virginia Board of Managers, the Marine Corps University Foundation, the Local Initiatives Support Corporation, Sidwell Friends School and GEMS Asia Advisors. Mr. Mudd holds a B.A. in American History from the University of Virginia and a Master’s in Public Administration from the John F. Kennedy School at Harvard University. We believe Mr. Mudd is qualified to serve as a member of the Board because of his extensive board experience and his financial background.

Thomas P.M. Barry serves as one of our independent directors. Mr. Barry is the Founder and has served as Chief Investment Officer of TBarry Capital from 2017. He is an executive with Ruppert Companies where he has served as Chief Financial Officer from 2014 to 2016 and Division President since 2016 for Ruppert Landscape, LLC, one of the

US’s largest commercial landscaping businesses. From 2008 to 2014, Mr. Barry served as the Chief Investment Officer of The Carr Companies (including The Oliver Carr Company, Carr Hospitality and Carr City Centers), where he oversaw acquisitions, dispositions, financing, partnership structuring and a range of contract negotiations within the commercial real estate sector. Mr. Barry served as a Senior Associate at FBR Capital Markets in the Real Estate Equity Research Group from 2005 to 2008. Mr. Barry earned his Master of Business Administration from the Wharton School at the University of Pennsylvania and his Bachelor of Science degree in Business Administration from American University. He is also currently a member of Harvard Business School’s OPM 61 class. We believe Mr. Barry is qualified to serve as a member of the Board because of his significant investment and mergers and acquisitions experience.

Number and Terms of Office of Officers and Directors

Our Board consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Mr. Bransfield and Mr. Mudd, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Remtulla and Mr. Alonso, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Braatz and Mr. Barry, will expire at our third annual general meeting.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Board Role in Risk Oversight

Our management is responsible for assessing and managing risks in our business, subject to oversight by the Board. The Board is responsible for overseeing the Company’s processes for assessing and managing risk. Each of the Chief Executive Officer and Chief Financial Officer, with input as appropriate from other appropriate management members, report and provide relevant information directly to either the Board and/or the Audit Committee on various types of identified material financial, reputational, legal, operational and business risks to which the Company is or may be subject, as well as mitigation strategies for relevant risks. The Board focuses on our general risk oversight strategy and understanding the ways in which management proactively manages risks and ensures that appropriate risk mitigation strategies are implemented by management. Various committees of the Board assist the Board in this oversight responsibility in their respective areas of responsibility as described in this Information Statement.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. The Board has determined that Fara Remtulla, Daniel Mudd, Thomas P.M. Barry and Alfredo Vara Alonso are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has three standing committees: the audit, compensation, and nominating and corporate governance committees.

Each of our audit committee, compensation committee and nominating and corporate governance committee currently are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by the Board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the Board. Fara Remtulla, Daniel Mudd and Thomas P.M. Barry serve as the members and Mr. Mudd serves as chair of the audit committee. The members of our audit committee are “independent” under applicable Nasdaq listing standards and applicable SEC rules.

Each of Fara Remtulla, Daniel Mudd and Thomas P.M. Barry are financially literate and our Board has determined that Daniel Mudd qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board. Fara Remtulla, Daniel Mudd and Thomas P.M. Barry serve as the members and Ms. Remtulla serves as chair of the nominating and corporate governance committee. The members of our nominating and corporate governance committee are “independent” under applicable Nasdaq listing standards and applicable SEC rules.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee

We have established a compensation committee of the Board. Fara Remtulla, Daniel Mudd and Thomas P.M. Barry serve as the members and Mr. Barry serves as chair of the compensation committee. The members of our compensation committee are “independent” under applicable Nasdaq listing standards and applicable SEC rules.

We have adopted a compensation committee charter, which details the principal purpose and responsibility of the compensation committee, including:

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

•	reviewing our executive compensation policies and plans

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics; Committee Charters

We have adopted a code of ethics and business conduct (our “code of ethics”) applicable to our directors, officers and employees. We have posted a copy of our code of ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Information Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of Class A Ordinary Shares to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who beneficially own more than 10% of our Class A ordinary shares are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based upon a review of such forms), we believe that during the year ended December 31, 2023 there were no delinquent filers with the following exceptions: (i) each of APX Sponsor, David Proman and Angel Moreno failed to timely file a Form 4 with respect to the transactions contemplated by the Purchase Agreement and (ii) Kyle Bransfield failed to (i) timely file his Form 3 with respect to the transactions contemplated by the Purchase Agreement and (ii) timely file a Form 4 relating to the conversion of Class B ordinary shares into Class A ordinary shares.

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we were required to pay APX Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of APX Sponsor. In connection with the Sponsor Alliance, this agreement has been terminated.

In addition, our Sponsors, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the Sponsors, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of September 13, 2024, by:

•	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

The following table is based on 9,910,124 ordinary shares outstanding at September 13, 2024, of which 9,910,124 were Class A ordinary shares and none of which were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Unless otherwise indicated, the principal business address for the persons listed below is 714 Westview Avenue, Nashville, Tennessee 37205.

	Class A Ordinary Shares
Name and Address of Beneficial Owner	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
APx Cap Sponsor Group I, LLC(1)	970,312	9.8%
Templar, LLC(2)	3,342,188	33.7%
Kyle Bransfield(2)	3,342,188	33.7%
Daniel Braatz(1)	—	—
Xavier Martinez(1)	—	—
Alfred Varo Alonso(1)	—	—
Fara Remtulla	—	—
Daniel Mudd	—	—
Thomas P.M. Barry	—	—
All directors and executive officers as a group (7 individuals) after Effective Date	4,272,500	43.5%
Greater than 5% holders
Mizuho Financial Group, Inc.(4)	593,890	6.0%
Wolverine Asset Management (5)	489,187	5.0%

*	Less than one percent
(1)

APx Cap Sponsor Group I, LLC, our co-sponsor, is the record holder of such shares, is controlled by its managing member, APx Cap Holdings I, LLC. APx Cap Holdings I, LLC’s board of directors consists of three members. Each director of APx Cap Holdings I, LLC has one vote, and the approval of the members of the board of directors is required to approve an action of APx Cap Holdings I, LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to APx Cap Holdings I, LLC. Based upon the foregoing analysis, no individual manager of APx Cap Holdings I, LLC exercises voting or dispositive control over any of the securities held by APx Cap Holdings I, LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of each of APx Cap and the individuals listed herein is Juan Salvador Agraz 65, Contadero, Cuajimalpa de Morelos, 05370, Mexico City, Mexico.

(2)

Templar, LLC (“Templar”), our co-sponsor, is the record holder of such shares. Kyle Bransfield is the managing member of Templar, and as such, has voting and investment discretion with respect to the ordinary shares held of record by Templar and may be deemed to share beneficial ownership of the ordinary shares held by Templar. Mr. Bransfield disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The principal business address of Templar is 714 Westview Avenue, Nashville, Tennessee 37205.

(3)	Does not include any shares indirectly owned as a result of a direct or indirect membership interest in the Sponsor.
(4)

Shares beneficially owned are based on Scheduled 13G filed with the SEC on February 13, 2024 by Mizuho Financial Group, Inc, which information has not been independently confirmed. The principal business address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(5)

Shares beneficially owned are based on Scheduled 13G filed with the SEC on February 8, 2024 by Wolverine Asset Management, LLC and affiliated entities and persons (“Wolverine”), which information has not been independently confirmed. The principal business address of Wolverine is Juan Salvador Agraz 65, Contadero, Cuajimalpa de Morelos 05370 Mexico City, Mexico.

Our Sponsors beneficially owns approximately 43.5% of the issued and outstanding Class A ordinary shares as of September 13, 2024. Because of this ownership block, our Sponsors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Articles and approval of significant corporate transactions including our initial business combination.

Our Sponsors have agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.

Our Sponsors and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See Item 13-”Certain Relationships and Related Transactions, and Director Independence-Related Party Policy” for additional information regarding our relationships with our promoters.

Equity Compensation Plans

As of December 31, 2023, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Founder Shares

On May 21, 2021, we issued to APX Sponsor an aggregate of 4,312,500 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.006 per share. On November 8, 2021, APX Sponsor transferred 20,000 of our Founder Shares to two independent directors at such time, Angel Losada Moreno and David Proman, in each case at their original purchase price.

In connection with the Transfer, APX Sponsor transferred to the Templar Sponsor 3,342,188 Founder Shares. In addition, in connection with the Transfer, Mr. Moreno and Mr. Proman each transferred their 20,000 Founder Shares back to APX Sponsor.

On October 2, 2023, each of the Templar Sponsor and the APX Sponsor converted all of its Class B ordinary shares on a one-for-one basis into Class A ordinary shares.

Working Capital Promissory Note

On September 8, 2023, the Company issued an unsecured promissory note (the “Templar Note”) in the principal amount of $500,000 to Templar Sponsor. The Templar Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (the “Maturity Date”). In the event the Company consummates its initial business combination, the Templar Sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the Templar Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Templar Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated December 6, 2021 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The Templar Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Templar Note and all other sums payable with regard to the Templar Note becoming immediately due and payable. The issuance of the Templar Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Amended and Restated Promissory Note

On February 9, 2024, the Company and Templar Sponsor amended and restated the Templar Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended). Other than as set forth above, the terms of the Amended and Restated Note are identical to those of the Templar Note. The issuance of the Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Related Party Policy

The audit committee of our Board has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. The Board has determined that Fara Remtulla, Daniel Mudd and Thomas P.M. Barry are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), our independent registered public accountant, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $86,904 and $113,305, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our IPO. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Marcum, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated February 27, 2023.

3.3	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated September 7, 2023.

3.4	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated December 8, 2023.

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.4	Warrant Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

4.5	Description of Securities.

10.1	A Letter Agreement, dated December 6, 2021, among the Company and its officers and directors and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.2	Investment Management Trust Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.3	Amendment No. 1 to Investment Management Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, dated February 27, 2023 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on February 27, 2023).

10.4	Registration Rights and Shareholder Agreement, dated December 6, 2021, between the Company and certain security holders (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated December 6, 2021, between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.6	Form of Indemnity Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

10.7	Administrative Services Agreement, dated December 6, 2021, between the Company and the Sponsor (Incorporated by reference to exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.8	Promissory Note, dated February 28, 2023, issued by the Company. (incorporated by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.9	Termination Agreement, dated August 30, 2023 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2023).

10.10	Amendment to the Investment Management Trust Agreement, dated September 7, 2023 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.11	Purchase Agreement, dated September 8, 2023, among the Company, the Sponsor and Purchaser (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.12	Joinder Agreement, dated September 8, 2023 (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.13	Letter Agreement Amendment, dated September 8, 2023, between the Company and its resigning officers and directors (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.14	Amendment to the Investment Management Trust Agreement, dated December 8, 2023(incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2023).

10.15	Amended and Restated Promissory Note, dated February 9, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2024).

10.16	Joinder Agreement, dated as of March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field with the SEC on March 25, 2024).

10.17	Business Combination Agreement, dated as of March 25, 2024, by and among the Company, Merger Sub, OmnigenicsAI and MultiplAI. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field with the SEC on March 29, 2024).

10.18	Voting and Support Agreement, dated as of March 25, 2024, by and among the Company, Templar LLC, OmnigenicsAI and the Parent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, field with the SEC on March 29, 2024).

10.19	Backstop Agreement, dated as of March 25, 2024, by and among Theo I SCSp, OmnigenicsAI and Heritas Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, field with the SEC on March 29, 2024).

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Officer Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2024

APX ACQUISITION CORP. 1

By:	/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Kyle Bransfield Kyle Bransfield	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	September 13, 2024

/s/ Xavier Martinez Xavier Martinez	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2024

/s/ Daniel Braatz Daniel Braatz	Director	September 13, 2024

/s/ Alfredo Vara Alonso Alfredo Vara Alonso	Director	September 13, 2024

/s/ Fara Remtulla Fara Remtulla	Director	September 13, 2024

/s/ Daniel Mudd Daniel Mudd	Director	September 13, 2024

/s/ Thomas P.M. Barry Thomas P.M. Barry	Director	September 13, 2024

APX ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
APx Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of APx Acquisition Corp. I (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 9, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on March 25, 2024; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to December 9, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after December 9, 2024
,
in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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

Houston, Texas
September 13, 2024

APX ACQUISITION CORP. I
BALANCE SHEETS

	December 31, 2023	December 31, 2022 (As revised)
ASSETS
Current assets
Cash	$8,167	$413,206
Prepaid expenses	—	137,500
Accrued interest receivable	281,963	577,945

Total Current Assets	290,130	1,128,651
Non-current Investment held in Trust Account	62,406,649	177,952,202

TOTAL ASSETS	$62,696,779	$179,080,853

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$224,903	$751,538
Convertible note payable	520,600	—

Total current liabilities	745,503	751,538
Warrant liabilities	878,750	351,500

Total Liabilities	1,624,253	1,103,038

Commitments and Contingencies (Note 8)
Class A ordinary shares - 5,597,624 and 17,250,000 shares subject to possible redemption at $ 11.20 and 10.35 per share redemption value at December 31, 2023 and 2022, respectively	62,688,612	178,530,147
Shareholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; 4,312,500 and none issued and outstanding (excluding 5,597,624 and 17,250,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	431	—
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized, none and 4,312,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	431
Additional paid-in capital	—	—
Accumulated Deficit	(1,616,517)	(552,763)

Total Shareholders’ Deficit	(1,616,086)	(552,332)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$62,696,779	$179,080,853

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022 (As revised)
Formation costs and other operating expenses	$1,744,855	1,118,795

Loss from operations	(1,744,855)	(1,118,795)
Other income (expense):
Interest earned on investments in Trust Account	4,024,613	2,579,253
One-time advisory fee	1,625,000	—
Gain on settlement of deferred underwriting fees	—	249,047
Gain on settlement of debt	117,373	—
Interest expense	(82,345)	—
Change in fair value of warrant liabilities	(562,277)	11,704,950
Gain on settlement of trade payables	878,886	—

Total Other Income (expense), net	6,001,250	14,533,250

Net income	$4,256,395	$13,414,455

Weighted average shares outstanding of Class A ordinary shares, redeemable	8,018,829	17,250,000

Basic and diluted net income per share, Class A ordinary shares, redeemable	$0.35	$0.62

Weighted average shares outstanding, Class A and Class B ordinary shares, non-redeemable	4,312,500	4,312,500

Basic and diluted net income per share, Class A and Class B ordinary shares, non-redeemable	$0.35	$0.62

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit (As revised)	Total Shareholders’ Deficit (As revised)
	Shares	Amount	Shares	Amount
Balance-December 31, 2021	—	$—	4,312,500	$431	$—	$(17,175,524)	$(17,175,093)
Remeasurement of Class A ordinary shares to redemption amount (As revised)	—	—	—	—	—	(2,580,147)	(2,580,147)
Gain on settlement of underwriting fees	—	—	—	—	—	5,788,453	5,788,453
Net income (As revised)	—	—	—	—	—	13,414,455	13,414,455

Balance-December 31, 2022	—	$—	4,312,500	$431	$—	$(552,763)	$(552,332)

	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance-December 31, 2022	—	$—	4,312,500	$431	$—	$(552,763)	$(552,332)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(704,464)	(5,320,149)	(6,024,613)
Gain of settlement of trade payables					704,464	—	704,464
Conversion of Class B into Class A shares	4,312,500	431	(4,312,500)	(431)	—	—	—
Net income	—	—	—	—	—	4,256,395	4,256,395

Balance-December 31, 2023	4,312,500	$431	—	$—	$—	$(1,616,517)	$(1,616,086)

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022 (As revised)
Cash Flows from Operating Activities:
Net income	$4,256,395	$13,414,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of warrant liabilities	562,277	(11,704,950)
Interest earned on marketable securities held in trust	(4,320,595)	(2,001,308)
Amortization of debt discount	82,345	—
Gain on settlement of debt	(117,373)	—
Gain on settlement of related party payables	(878,886)	—
Gain on settlement on deferred underwriting fees	—	(249,047)
Changes in operating assets and liabilities:
Prepaid expenses	137,500	150,000
Accrued interest receivable	295,982	(577,945)
Accounts payable and accrued expenses	1,056,716	428,569

Net cash provided by (used in) operating activities	1,074,361	(540,226)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,000,000)	—
Investment withdrawn from Trust Account	121,866,147	—

Net cash provided by investing activities	119,866,147	—

Cash Flows from Financing Activities:
Proceeds received from promissory note, convertible	520,600	—
Proceeds received from promissory note	1,625,000	—
Repayment of promissory note	(1,625,000)	—
Payments for redemption for class A common stock	(121,866,147)	—

Net cash used in financing activities	(121,345,547)	—

Net Change in Cash	(405,039)	(540,226)
Cash - Beginning of period	413,206	953,432

Cash - End of period	$8,167	$413,206

Non-cash investing and financing activities:
Conversion of class B to class A shares	$431	$—

Gain on settlement of related party payables	$704,464	$—

Remeasurement of Class A shares subject to possible redemption	$6,024,613	$2,580,147

Gain on settlement of underwriting fees	$—	$5,788,453

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, AND BUSINESS OPERATIONS AND GOING CONCERN
APx Acquisition Corp. I (the “Company”) is a blank check company incorporated in the Cayman Islands on May 13, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is APx Cap Sponsor Group I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $172,500,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,950,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,950,000 (Note 5).
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
On December 21, 2023, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”). The Letter notified the Company that since the Company had not yet filed its Quarterly Report on Form
10-Q
for the quarter ended September 30, 2023, the Company does not comply with Nasdaq’s Listing Rule 5250(c)(1) relating to the Company’s obligation to file periodic financial reports for continued listing. The Letter further stated that the Company has until February 19, 2024 to submit a plan to regain compliance with respect to the delinquent reports. The Company subsequently filed its Quarterly Report on Form
10-Q
for the quarter ended September 30, 2023 within the cure period provided by Nasdaq within the Letter.

First and Second Extension
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
Third Extension
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
On September 15, 2023, October 19, 2023 and November 13, 2023, the Company deposited $125,000 into the Trust Account in order to effect three one-month
extensions of the termination date, from September 9, 2023 to December 9. 2023.
Fourth Extension
On December 8, 2023, the Company held an extraordinary general meeting (the “December 2023 EGM”) and its shareholders approved an amendment to its Articles and to the Trust Agreement to extend the Termination Date up to twelve (12) times for an additional one (1) month each time from December 9, 2023 to December 9, 2024, by depositing the lesser of $0.025 per public share or $125,000 for each one-month
extension into the Company’s Trust Account. In connection with the December 2023 EGM, the holders of 201,496 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $2,246,585. Following such redemptions, 62,410,856 remained in the trust account and 5,597,624 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination.

On December 20, 2023, January 24, 2024, February 12, 2024, March 12, 2024, April 8, 2024 and May 28, 2024, the Company deposited $125,000 each month into the Trust Account in order to effect six one-month
extensions of the termination date to June 9, 2024. As of the date of this Form
10-K,
the Company is in the process of making further deposits of $125,000 for each of the months of June, July, August and September, to extend the termination date to October 9, 2024.
Sponsor Alliance
On September 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Company’s sponsor, APx Cap Sponsor Group I, LLC (the “Sponsor”) and Templar, LLC and its designees (the “Purchaser”), whereby the Sponsor transferred to the Purchaser, in exchange for $1.00 plus the Purchaser’s agreement to advance up to $50,000 to pay for expenses related to Company’s Exchange Act filing obligations, 3,342,188 of the Company’s Class B ordinary shares, $0.0001 par value (the “Founder Shares”) and 6,936,250 private placement warrants (the “Placement Warrants”) purchased at the time of the Company’s initial public offering (“IPO”) pursuant to a Private Placement Warrants Purchase Agreement, dated December 6, 2021. The Sponsor retained 970,312 Founder Shares and 2,013,750 Private Placement Warrants. The transfer of Founder Shares and Private Placement Warrants to the Purchaser pursuant to the Purchase Agreement is referred to as the “Transfer,” which closed on September 8. 2023. The Transfer and all transactions consummated in connection there with are referred to as the “Sponsor Alliance Transaction.”
On March 21, 2024, in connection with the transfer by Templar LLC of 800,000 Class A ordinary shares of the Company to its wholly owned subsidiary, Templar Subco LLC (“Templar Subco”), Templar Subco entered into a joinder agreement with the Company (the “Joinder Agreement”) to become a party to the Letter Agreement and the Registration Rights Agreement, both dated December 6, 2021 and entered into in connection with the Company’s initial public offering.
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
The Company’s Sponsor has agreed (a) to vote its Founder Shares (Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business
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
If the Company is unable to complete a Business Combination by December 9, 2024, 36 months from the closing of the IPO, assuming we further extend the period by up to twelve additional one-month
periods (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.
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
Liquidity and Capital Resources
As of December 31, 2023 and 2022, the Company had $8,167 and $413,206 in cash and a working capital deficit of $737,336 and $200,832, respectively, excluding accrued interest receivable as it is not available for working capital purposes.
The Company’s liquidity needs up to December 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Notes (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 7). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.
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
On September 8, 2023, in connection with the Sponsor Alliance, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest
bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, as of December 31, 2023, the amount was determined to be de minimis. As of December 31, 2023, a principal balance of $520,600 was outstanding under the Working Capital Promissory Note. This amount includes $20,600 of advances received from the Sponsor Alliance to cover expenses until the amendment to the working capital promissory note was finalized (See Note 7).

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
Risks and Uncertainties
The military conflict that commenced in February 2022 by the Russian Federation in Ukraine and the surrounding region, and Hamas’ and Iran’s Fall 2023 attack on Israel and the ensuing war, have created and are expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect the Company’s ability to consummate an initial Business Combination, or the operations of a target business with which the Company ultimately consummates an initial Business Combination. In addition, the Company’s ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the global economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Going Concern Consideration
At December 31, 2023 and 2022, the Company had $8,167 and $413,206 in operating cash and a working capital deficit of $737,336 and $200,832, respectively, excluding Accrued interest receivable as it is not available for working capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
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
NOTE 2. Revision to Prior Period Financial Statements
The Company had been recording interest income related to the Trust account based on statements received indicating the receipt of cash into the account. And while the Company had recorded twelve months of interest income, this did not include the effect of period end accruals of interest earned but not received. This resulted in an understatement of income at December 31, 2022 and an understatement of current assets and Class A ordinary shares subject to possible redemption as of December 31, 2022.
The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on this evaluation, taking into account the guidance in the SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), the Company concluded that the correction would not be material to the financial position or results of operations for the year ended December 31, 2022. The audited financial statements as of December 31, 2022, are revised as follows:

	As Previously Reported	Revisions	As Revised
Balance Sheet as of December 31, 2022
Current assets
Accrued interest receivable	$—	$577,945	$577,945

Total Current Assets	550,706	577,945	1,128,651

TOTAL ASSETS	$178,502,908	$577,945	$179,080,853

Commitments and Contingencies (Note 8)
Class A ordinary shares - 5,597,624 and 17,250,000 shares subject to possible redemption at $11.20 and 10.35 per share redemption value at December 31, 2023 and 2022, respectively	$177,952,202	$577,945	$178,530,147

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$178,502,908	$577,945	$179,080,853

	As Previously Reported	Revisions	As Revised
Statement of Operations for the year ended December 31, 2022
Interest earned on investments in Trust Account	$2,001,308	$577,945	$2,579,253

Total other income (expense), net	13,955,305	577,945	14,533,250

Net Income	$12,836,510	$577,945	$13,414,455

Basic and diluted net income per share, Class A ordinary shares, redeemable	$0.60	$0.02	$0.62
Basic and diluted net income per share, Class A and Class B ordinary shares, non-redeemable	$0.60	$0.02	$0.62

	As Previously Reported	Revisions	As Revised
Statement of Changes in Shareholders’ Deficit for the year ended December 31, 2022
Remeasurement of Class A ordinary shares to redemption amount	$(2,002,202)	$(577,945)	$(2,580,147)
Net income	12,836,510	577,945	13,414,455

	As Previously Reported	Revisions	As Revised
Statement of Cash Flows for the year ended December 31, 2022
Net Income	$12,836,510	$577,945	$13,414,455
Changes in operating assets and liabilities:
Accrued interest receivable	$—	$(577,945)	$(577,945)
Supplemental Disclosures
Remeasurement of Class A ordinary shares subject to possible redemption	$2,002,202	$577,945	$2,580,147
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,167 and $413,206 in cash and no cash equivalents as of December 31, 2023, and 2022, respectively.
Investments Held in Trust Account
As of December 31, 2023, and 2022, the Company had $62,406,649 and $177,952,202, respectively held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2023 and 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.

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
On October 2, 2023, in accordance with the provision of the Articles, each of the APx Sponsor and the Templar Sponsor exercised its rights to convert an aggregate of 4,312,500 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one
basis (the “Class B Conversion”). As a result of the Class B Conversion, no Class B ordinary shares remain outstanding as of December 31, 2023.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,		For the Year Ended December 31
	2023		2022 (As Revised)
	Class A Ordinary Shares, Redeemable	Class A and Class B Ordinary Shares, Non-Redeemable	Class A Ordinary Shares, Redeemable	Class B Ordinary Shares, Non-Redeemable
Basic and diluted net income per ordinary share Numerator:
Allocation of net income	$2,767,853	$1,488,542	$10,731,564	$2,682,891
Denominator Basic and diluted weighted average shares outstanding	8,018,829	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary shares	$0.35	$0.35	$0.62	$0.62

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation model-based approach (see Note 12).
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
In December 2023, the FASB issued ASU
No. 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU
2023-09).
ASU
2023-09
is intended to enhance the decision usefulness of income tax disclosures and requires the disclosure of various disaggregated information, including an entity’s effective tax rate reconciliation as well as additional information on taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption allowed. The Company is currently assessing the impact, if any, ASU
2023-09
would have on its disclosures.

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
NOTE 4. INITIAL PUBLIC OFFERING
On December 9, 2021, the Company sold 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of $10,321,097, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $833,897 of other offering costs.
Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per whole share (Note 9).
ln September 2022, the Company reversed the $6,037,500 of deferred underwriting fees as the underwriters resigned from their role in the Business Combination and thereby waived their right of the deferred underwriting commissions (Note 8).
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
On September 8, 2023, as part of the Purchase Agreement between the Company’s Sponsor, APx Cap Sponsor Group I, LLC (the “Sponsor”) transferred to Templar, LLC and its designees (the “Purchaser”), 6,936,250 private placement warrants purchased at the time of the Company’s initial public offering (“IPO”) pursuant to a Private Placement Warrants Purchase Agreement dated December 6, 2021. The Sponsor retained 2,013,750 Private Placement Warrants. The transfer was executed as part of the Sponsor Alliance Transaction.
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of December 31, 2023 and 2022, all of the over-allotment units had been settled simultaneously with the close of the IPO. No Class B ordinary shares were forfeited or subject to forfeiture.

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
On September 8, 2023, as part of the Purchase Agreement between the Company’s Sponsor, APx Cap Sponsor Group I, LLC (the “Sponsor”) transferred to Templar LLC and its designees (the “Purchaser”), 3,342,188 of the Company’s class B ordinary shares, $0.0001 par value (the “Founder Shares”) purchased at the time of the Company’s initial public offering (“IPO”) pursuant to a Private Placement Warrants Purchase Agreement, dated December 6, 2021. The Sponsor retained 970,312 Founder Shares. The transfer was executed as part of the Sponsor Alliance Transaction.
Promissory Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). The Initial Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022 or (ii) the consummation of the Initial Public Offering. As of December 31, 2022, the Company had not drawn on the Note and no longer had access to draw funds. No such amounts remain outstanding as of December 31, 2023.
During the year ended December 31, 2022, the Company incurred $6,900 of administrative fees that was paid directly by the Sponsor. The Company reimbursed the Sponsor shortly thereafter, therefore there is no related party payable balance outstanding as of December 31, 2023 and 2022.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, the company has not drawn any balance and no longer has access to draw funds.
Administrative Support Agreement
Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support provided to members of the Company’s management team. The Company considered this agreement under the guidance of ASC 842, Leases, and determined that this agreement did not meet the definition of a lease. In connection with the Sponsor Alliance Transaction, the Company and APx Sponsor Group I terminated the administrative services agreement as of the end of September 2023, and the Company ceased paying these monthly fees.

NOTE 7. PROMISSORY NOTE PAYABLE
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
On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes. In connection, the Company incurred a gain on settlement of debt of $117,373. The Promissory Note payable is considered paid in full, and the Company no longer has access to draw funds. The Payee forfeited all newly issued private placement warrants, and there was no debt discount as of December 31, 2023.
On September 8, 2023, in connection with the Sponsor Alliance, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest
bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. As of December 31, 2023, a principal balance of $520,600 was outstanding and the fair value of the conversion feature was di minimis. This amount includes $20,600 of advances received from the Sponsor Alliance to cover expenses until the amendment to the working capital promissory note was finalized (see below).
On February 9, 2024, the Company and Templar amended and restated the Working Capital Promissory Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used for the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended).
NOTE 8. COMMITMENTS AND CONTINGENCIES
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
Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statements of operations of $249,047 was recorded for the year ended December 31, 2022. As of December 31, 2023, there are no underwriting commissions outstanding.
Advisory Agreement
On October 17, 2022, the Company had entered into an engagement letter with EarlyBirdCapital, Inc. (“EBC”) for the provision of M&A advisory services (the “Advisory Agreement”) which was subsequently amended on August 22, 2023. The Advisory Agreement was amended to provide that the Company at its option, could elect to pay up to $500,000 of the transaction fee in ordinary shares of the post-business combination company (in lieu of cash), with such issuance to occur on the six month anniversary of the closing of the business combination, and valued based on the volume weighted average price of the post business combination company’s ordinary shares for the ten trading days immediately preceding the six month anniversary of the closing of the business combination.
Structuring Services Agreement
On May 18, 2023, Grupo Promotor de Desarrollo e Infraestructura, S.A. de C.V. (“Prodi Capital”) engaged the Company to act as a structuring agent in connection with potential transaction related to a business combination. The Company will be entitled to customary fees in such capacity, with payment due upon finalization of the advisory services. In connection with the Sponsor Alliance Transaction (see Note 1), the Company ended the services agreement. For the year ended December 31, 2023, the Company received $1,625,000 for services rendered in relation to this agreement.
NOTE 9. WARRANT LIABILITY
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

NOTE 10. SHAREHOLDERS’ DEFICIT
Preferred Shares
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.
Class
 A Ordinary shares –
The Company is authorized to issue 200,000,000 shares of $0.0001 par value Class A shares. As of December 31, 2023 and 2022, there were 4,312,500 shares and zero issued and outstanding (excluding 5,597,624 and 17,250,000 shares subject to possible redemption), respectively.
Class
 B Ordinary shares
— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2023 and 2022, there were zero and 4,312,500 Class B ordinary shares issued and outstanding, respectively.
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
On October 2, 2023, the Company entered into a Share Exchange Agreement with the Purchaser and the Sponsor (the “Share Exchange Agreement”), pursuant to which each of the Purchaser and the Sponsor exchanged (the “Share Exchange”) all Class B ordinary shares then held (totaling an aggregate of 4,312,500 shares) into Class A ordinary shares. The Company issued 4,312,500 Class A ordinary shares (the “Exchange Shares”) in connection with the Share Exchange. As a result of the Class B Conversion, no Class B ordinary shares remain outstanding as of December 31, 2023.
The offer and sale of the Exchange Shares has not been registered under the Securities Act or any state securities laws and the Exchange Shares not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements. Nothing contained in this Annual Report on Form
10-K
constitutes an offer to sell, or the solicitation of an offer to buy, any securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful.
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
NOTE 11. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
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
In February of 2023, in connection with the vote to approve the First Extension and the Trust Amendment, the holders of 10,693,417 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of $111,346,281. Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination. Accordingly, on March 1, 2023, the Company deposited $750,000 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023 to June 9, 2023 (the “First Extension”). On June 22, 2023, the Company deposited an additional $750,000 into the Trust Account for a subsequent extension of the termination date, from June 9, 2023 to September 9, 2023 (the “Second Extension”).
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
At December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2021	$175,950,000
Add:
Remeasurement of carrying value to redemption value, as revised	2,580,147

Class A ordinary shares subject to possible redemption at December 31, 2022, as revised	$178,530,147

Less:
Shares redeemed in February 2023	(111,346,281)
Shares redeemed in September 2023	(8,273,281)
Shares redeemed in December 2023	(2,246,585)
Add:
Remeasurement of carrying value to redemption value	6,024,612

Class A ordinary shares subject to possible redemption at December 31, 2023	$62,688,612

NOTE 12. FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account – (1)	1	$62,406,649	$177,952,202
Liabilities:
Warrant Liability - Public Warrants (2)	1	$431,250	$172,500
Warrant Liability - Private Warrants (2)	2	$447,500	$179,000

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level I measurement during the year ended December 31, 2022 when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no transfers during the year ended December 31, 2023.

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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of December 31, 2023, and 2022, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants are as follows at subsequent measurement:

Inputs	December 31, 2023	December 31, 2022
Risk-free interest rate	3.88%	4.08%
Expected term (years)	.43	.83
Expected volatility	.55%	.35%
Exercise price	$11.50	$11.50
Stock price	$11.18	$10.27
Dividend Yield	0.00%	0.00%
Expected Term to Maturity Date	5.20	4.25
Probability of a successful merger	90.00%	70.00%
The following table presents the changes in the fair value of the Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2022	$179,000

Change in valuation inputs or other assumptions	268,500

Fair value as of December 31, 2023	$447,500

(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liabilities in the statements of operations.

NOTE 13. SUBSEQUENT EVENTS
The Company evaluated events that have occurred after the balance sheet date up through the date the financial statements was issued. Based upon the review, management did not identify, other than what has already been disclosed as part of the financial statement footnotes including the below, any subsequent events that would have required adjustment or disclosure in the financial statements.
Sponsor Alliance
On March 21, 2024, in connection with the transfer by Templar LLC (the “Sponsor”) of 800,000 Class A ordinary shares of APX Acquisition Corp. I (the “Company”) to the Sponsor’s wholly owned subsidiary, Templar Subco LLC (“Sponsor Subco”), Sponsor Subco entered into a joinder agreement with the Company (the “Joinder Agreement”) to become a party to the Letter Agreement and the Registration Rights Agreement, both dated December 6, 2021 and entered into in connection with the Company’s initial public offering.
Business Combination
On March 25, 2024, the Company, OmnigenicsAI Corp (“OmnigenicsAI”), a precision medicine company incubated by Bioceres Group PLC, and MultiplAI Health Ltd (“MultiplAI”),
a UK-based AI-enabled preventive
medicine company, entered into a definitive Business Combination Agreement (“BCA”) that, upon closing, would result in OmnigenicsAI becoming a publicly listed company. The transaction is expected to close mid-year, subject
to the approval of APx’s shareholders and other customary closing conditions and, upon closing, OmnigenicsAI’s shares are expected to be listed on Nasdaq under the ticker symbol “OMNI”. The strategic combination creates a global
AI-driven
genomic Company, focused on proving secure, precise, and reliable biological data.
Nasdaq Notices
On May 30, 2024, the Company received a deficiency letter (the “Report Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”). The Report Letter notified the Company that since the Company had not yet filed its Annual Report on Form
10-K
for the year ended December 31, 2023, and its Quarterly Report on
Form 10-Q for
the quarter ended June 30, 2024, the Company does not comply with Nasdaq’s Listing Rule 5250(c)(1) relating to the Company’s obligation to file periodic financial reports for continued listing. The Report Letter further stated that the Company has until July 29, 2024, to submit a plan to regain compliance with respect to the delinquent reports.
On July 24, 2024, the Company submitted its plan to regain compliance with respect to its failure to timely file its Annual Report on Form
10-K
for the year ended December 31, 2023, and the Quarterly Report on Form
10-Q
for the quarter ended March 31, 2024 (collectively the “Forms”). The remediation plan entails filing of the Form in advance of September 27, 2024, which would be the expiration of the
180-day
exception period pursuant to Nasdaq Listing Rule 5810(c)(2)(F)(ii) as referenced in the Nasdaq Letter. On September 4, 2024, Nasdaq notified the Company that it has been granted an extension to regain compliance with the above referenced requirements (and the requirement to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024), which extension terminates on September 27, 2024.
On September 4, 2024, the Company received a deficiency letter (the “Warrant Letter”) from Nasdaq. The Warrant Letter notified the Company had failed to maintain a minimum of $1,000,000 in aggregate market value of its outstanding warrants and is not in compliance with Nasdaq’s Listing Rule 5452(b)(C). The Warrant Letter further stated that the
Company
has until October 21, 2024, to submit a plan to regain compliance with respect to such deficiency.
Bioceres Note
On August 26, 2024, the Company issued an unsecured promissory note (the “Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note as well as all accrued interest and all other sums payable with regard to the Note becoming immediately due and payable.