Form 10-Q
period 2024-03-31
APx Acquisition Corp. I
filed 2024-09-27
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
(202)
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
of the Exchange Act): Yes ☒ No ☐
As of September 27, 2024,
there were 9,910,124 shares of Class A common stock, par value $0.0001, and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I

Form 10-Q For the Quarter Ended March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$568	$8,167
Prepaid expenses	24,990	—
Accrued interest receivable	278,483	281,963

Total Current Assets	304,041	290,130
Non-current Investment held in Trust Account	63,598,462	62,406,649

TOTAL ASSETS	$63,902,503	$62,696,779

LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$1,394,111	$224,903
Convertible note payable	1,048,365	520,600
Due to Related Party	512

Total current liabilities	2,442,988	745,503
Warrant liabilities	2,636,250	878,750

Total Liabilities	5,079,238	1,624,253

Commitments and Contingencies (Note 8)
Class A ordinary shares - 5,597,624 shares subject to possible redemption at $11.41 and $11.20 per share redemption value at March 31, 2024 and December 31, 2023, respectively	63,876,945	62,688,612
Shareholders’ Deficit
Preferred shares - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; 4,312,500 issued and outstanding (excluding 5,597,624 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	431	431
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated Deficit	(5,054,111)	(1,616,517)

Total Shareholders’ Deficit	(5,053,680)	(1,616,086)

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$63,902,503	$62,696,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023 (As revised)
Formation costs and other operating expenses	$1,305,094	$920,696

Loss from operations	(1,305,094)	(920,696)
Other income (expense):
Interest earned on investments in Trust Account	813,333	1,455,804
Interest expense	—	(12,414)
Change in fair value of warrant liabilities	(1,757,500)	(715,056)
Total Other Income (expense), net	(944,167)	728,334

Net loss	$(2,249,261)	$(192,362)

Weighted average shares outstanding of Class A ordinary shares, redeemable	5,597,624	13,447,897

Basic and diluted net loss per share, Class A ordinary shares, redeemable	$(0.23)	$(0.01)

Weighted average shares outstanding, Class A and Class B ordinary shares, non-redeemable	4,312,500	4,312,500

Basic and diluted net loss per share, Class A and Class B ordinary shares, non-redeemable	$(0.23)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2023	4,312,500	$431	—	$—	$—	$(1,616,517)	$(1,616,086)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,188,333)	(1,188,333)
Net loss	—	—	—	—	—	(2,249,261)	(2,249,261)

Balance-March 31, 2024	4,312,500	$431	—	$—	$—	$(5,054,111)	$(5,053,680)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED
CONDENSED
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 (AS REVISED)

	Class A		Class B		Additional	Accumulated Deficit (As revised)	Total Shareholders’ Deficit (As revised)
	Common Shares		Common Shares		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance-December 31, 2022	—	$—	4,312,500	$431	$—	$(552,763)	$(552,332)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,455,804)	(1,455,804)
Net loss	—	—	—	—	—	(192,362)	(192,362)

Balance-March 31, 2023	—	$—	4,312,500	$431	$—	$(2,200,929)	$(2,200,498)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023 (As revised)
Cash Flows from Operating Activities:
Net loss	$(2,249,261)	$(192,362)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	1,757,500	715,056
Interest earned on marketable securities held in trust	(816,813)	(1,769,011)
Amortization of debt discount	—	12,414
Changes in operating assets and liabilities:
Prepaid expenses	(24,990)	37,500
Accrued interest receivable	3,480	313,207
Accounts payable and accrued expenses	1,169,208	657,538
Due to Related Party	512	—

Net cash used in operating activities	(160,364)	(225,658)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(375,000)	(750,000)
Investment withdrawn from Trust Account	—	111,346,281

Net cash provided by (used in) investing activities	(375,000)	110,596,281

Cash Flows from Financing Activities:
Proceeds received from promissory note, convertible	527,765	—
Proceeds received from promissory note	—	875,000
Payments for redemption for class A ordinary shares	—	(111,346,281)

Net cash provided by (used in) financing activities	527,765	(110,471,281)

Net Change in Cash	(7,599)	(100,658))
Cash - Beginning of period	8,167	413,206

Cash - End of period	$568	$312,548

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,188,333	$1,455,804

The accompanying notes are an integral part of
these
unaudited condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
March 31, 2024
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
As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through March 31, 2024, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering and until March 25, 2024, the search for a prospective initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On December 21, 2023, the Company received a deficiency letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”). The Letter notified the Company that since the Company had not yet filed its Quarterly Report on Form
10-Q
for the quarter ended September 30, 2023, the Company does not comply with Nasdaq’s Listing Rule 5250(c)(1) relating to the Company’s obligation to file periodic financial reports for continued listing. The Letter further stated that the Company had until February 19, 2024, to submit a plan to regain compliance with respect to the delinquent reports. The Company subsequently filed its Quarterly Report on Form
10-Q
for the quarter ended September 30, 2023, within the cure period provided by Nasdaq within the Letter.
First, Second and Third Extensions
On February 27, 2023, the Company held an extraordinary general meeting (the “February 2023 EGM”) and its shareholders approved an amendment to its amended and restated memorandum and articles of association (as amended, the “Articles of Association”) and to the investment management trust agreement dated as of September 7, 2021 (as amended, the “Trust Agreement”) to change the payment required to extend the combination period by two three-month periods (the “February Extension Amendment Amendment”). In connection with such vote, the holders of 10,693,417 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for an aggregate redemption amount of $111,346,281. Following such redemptions, approximately $68,271,081 remained in the trust account and 6,556,583 public shares remained issued and outstanding. Such remaining amount in the trust account will be distributed either to (i) all holders of public shares upon our liquidation or (ii) holders of public shares who elect to have their shares redeemed in connection with the consummation of our initial business combination. Accordingly, on March 1, 2023, the Company deposited $750,000 into the Trust Account in order to effect the extension of the termination date, from March 9, 2023, to June 9, 2023 (the “First Extension”). On June 22, 2023, the Company deposited an additional $750,000 into the Trust Account for a subsequent extension of the termination date, from June 9, 2023, to September 9, 2023 (the “Second Extension”).
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
On September 15, 2023, October 19, 2023, and November 13, 2023, the Company deposited $125,000 into the Trust Account in order to effect three one-month
extensions of the termination date, from September 9, 2023, to December 9, 2023.

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
On December 20, 2023, January 24, 2024, February 12, 2024, March 12, 2024, April 8, 2024 and May 28, 2024, the Company deposited $125,000 each month into the Trust Account and, on September 26, 2024, the Company deposited $375,000 (plus accrued interest) into the Trust Account, in order to effect nine one-month extensions of the termination date to September 9, 2024.
As of the date of this Quarterly Report on Form 10-Q, the Company is in the process of making a further deposit of $125,000 for the month of September, to extend the termination date to October 9, 2024.
Sponsor Alliance
On September 8, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Company’s sponsor
, APx Cap Sponsor Group I, LLC (the “Sponsor”) and Templar, LLC and its designees (the “Purchaser”), whereby the Sponsor transferred to the Purchaser, in exchange for $1.00 plus the Purchaser’s agreement to advance up to $50,000 to pay for expenses related to Company’s Exchange Act filing obligations, 3,342,188 of the Company’s Class B ordinary shares, $0.0001 par value (the “Founder Shares”) and 6,936,250 private placement warrants (the “Placement Warrants”) purchased at the time of the Company’s initial public offering (“IPO”) pursuant to a Private Placement Warrants Purchase Agreement, dated December 6, 2021. The Sponsor retained 970,312 Founder Shares and 2,013,750 Private Placement Warrants. The transfer of Founder Shares and Private Placement Warrants to the Purchaser pursuant to the Purchase Agreement is referred to as the “Transfer,” which closed on September 8, 2023. The Transfer and all transactions consummated in connection there with are referred to as the “Sponsor Alliance Transaction.”
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
The Proposed Business Combination
On March 25, 2024, the Company, OmnigenicsAI Corp, a Cayman Islands exempted company (“OmnigenicsAI”), Heritas Merger Sub Limited, a Cayman Islands exempted company and a direct wholly-owned subsidiary of OmnigenicsAI (“Merger Sub”) and MultiplAI Health Ltd, a private limited company formed under the laws of England and Wales (“MultiplAI” and, together with OmnigenicsAI, the “Target Companies”), entered into a Business Combination Agreement (the “Business Combination Agreement”).
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
The Company’s Sponsor has agreed (a) to vote any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s with respect to the Company’s pre-Business
Combination activities prior to the closing of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Articles relating to shareholders’ rights of pre-Business
Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.
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
Liquidity and Capital Resources
As of March 31, 2024, the Company had $568 in cash and a working capital deficit of $2,417,430, excluding accrued interest receivable as it is not available for working capital purposes.
The Company’s liquidity needs up to March 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Notes (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 7). As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans.
On February 28, 2023, the Company issued an unsecured promissory note (the “First Promissory Note”) in the amount of $875,000. The proceeds of the First Promissory Note were drawn in a single instance and will be used to economically facility the Company’s ability to effect the extension of the termination date. The First Promissory Note was payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.
On May 26, 2023, the Company issued a second unsecured promissory note (the “Second Promissory Note”) and, together with the First Promissory Note, the “Promissory Notes”) in the amount of $750,000. The proceeds of the Second Promissory Note were drawn in a single instance and will be used to economically facility the Company’s ability to effect the extension of the termination date. The Second Promissory Note was payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.
On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection the Company incurred a gain on settlement of debt of $117,373. The Note payable is considered paid in full, and the Company no longer has access to draw funds.
On September 8, 2023, in connection with the Sponsor Alliance Transaction, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest
bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, as of March 31, 2024, the amount was determined to be de minimis. As of March 31, 2024 and December 31, 2023, a principal balance of $1,048,365 and $520,600, respectively, was outstanding under the Working Capital Promissory Note. This amount includes $20,600 of advances received from the Sponsor Alliance to cover expenses until the amendment to the working capital promissory note was finalized (See Note 7).
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
Going Concern Consideration
At March 31, 2024, the Company had $568 in cash and a working capital deficit of $2,417,430, excluding accrued interest receivable as it is not available for working capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
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
NOTE 2. Revision to Prior Period Financial Statements
The Company had been recording interest income related to the Trust account based on statements received indicating the receipt of cash into the account. And while the Company had recorded twelve months of interest income, this did not include the effect of period end accruals of interest earned but not received. This resulted in an understatement of current assets, Class A ordinary shares subject to possible redemption, and income at March 31, 2023.
The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on this evaluation, taking into account the guidance in the SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), the Company concluded that the correction would not be material to the financial position or results of operations for the three months ended March 31, 2023. The unaudited financial statements as of March 31, 2023, are revised as follows:

	As Previously Reported	Revisions	As Revised
Balance Sheet as of March 31, 2023
Current assets
Accrued interest receivable	$—	$264,738	$264,738

Total Current Assets	412,548	264,738	677,286

TOTAL ASSETS	$69,537,480	$264,738	$69,802,218

Commitments and Contingencies (Note 8)
Class A ordinary shares - 6,556,583 shares subject to possible redemption at $10.47 per share redemption value at March 31, 2023	$68,374,932	$264,738	$68,639,670

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$69,537,480	$264,738	$69,802,218

	As Previously Reported	Revisions	As Revised
Statement of Operations for the three months ended March 31, 2023
Interest earned on investments in Trust Account	$1,769,011	$(313,207)	$1,455,804

Total other income (expense), net	1,041,541	(313,207)	728,334

Net income (loss)	$120,845	$(313,207)	$(192,362)

Basic and diluted net income (loss) per share, Class A ordinary shares, redeemable	$0.01	$(0.02)	$(0.01)
Basic and diluted net income (loss) per share, Class A and Class B ordinary shares, non-redeemable	$0.01	$(0.02)	$(0.01)

	As Previously Reported	Revisions	As Revised
Statement of Changes in Shareholders’ Deficit for the year ended March 31, 2023
Remeasurement of Class A ordinary shares to redemption amount	$(1,769,011)	$313,207	$(1,455,804)
Net income (loss)	$120,845	$(313,207)	$(192,362)

	As Previously Reported	Revisions	As Revised
Statement of Cash Flows for the three months ended March 31, 2023
Net income (loss)	$120,845	$(313,207)	$(192,362)
Changes in operating assets and liabilities:
Accrued interest receivable	$—	$313,207	$313,207
Supplemental Disclosures
Remeasurement of Class A ordinary shares subject to possible redemption	$1,769,011	$(313,207)	$1,455,804
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $568 and $8,167 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.
Investment Held in Trust Account
As of March 31, 2024 and December 31, 2023, the Company had $63,598,462 and $62,406,649, respectively, held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2024, the Company determined that a Business Combination is not considered probable and, therefore, no share- based compensation expense has been recognized.
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023 (As Revised)
	Class A Ordinary Shares, Redeemable	Class A and B Ordinary Shares, Non-Redeemable	Class A Ordinary Shares, Redeemable	Class A and B Ordinary Shares, Non-Redeemable
Basic and diluted net income (loss) per ordinary share
Numerator
Allocation of net income	$(1,270,470)	$(978,791)	$(145,654)	$(46,708)
Denominator
Basic and diluted weighted average shares outstanding	5,597,624	4,312,500	13,447,897	4,312,500

Basic and diluted net income (loss) per ordinary shares	$(0.23)	$(0.23)	$(0.01)	$(0.01)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
1-Assets
and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level
2-Inputs
to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level
3-Inputs
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
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)
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

In
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of March 31, 2024, all of the over-allotment units had been settled simultaneously with the close of the Initial Public Offering. No Class B ordinary shares were forfeited or subject to forfeiture.
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
Promissory Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). The Initial Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022, or (ii) the consummation of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, the Company has not drawn on the Initial Note and no longer has access to draw funds. No such amounts remain outstanding as of March 31, 2024 and December 31, 2023.

During the year ended December 31, 2022, the Company incurred $6,900 of administrative fees that was paid directly by the Sponsor. The Company reimbursed the Sponsor shortly thereafter, therefore there is no related party payable balance outstanding as of March 31, 2024 and December 31, 2023.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company has not drawn any balance and no longer has access to draw funds.
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
On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection the Company incurred a gain on settlement of debt of $117,373. The Promissory Note payable is considered paid in full, and the Company no longer has access to draw funds. The Payee forfeited all newly issued private placement warrants, and there was no
debt discount outstanding as of March 31, 2024 and December 31, 2023.

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
On February 9, 2024, the Company and Templar amended and restated the Working Capital Promissory Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used for the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended). Other than as set forth above, the terms of the Amended and Restated Note are identical to those of the Working Capital Promissory Note. The issuance of the Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of March 31, 2024 and December 31, 2023, a principal balance of $1,048,365 and $520,600, respectively, was outstanding and the fair value of the conversion feature was di minimis.
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
Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ deficit for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statements of operations of $249,047 was recorded for the year ended December 31, 2022. As of March 31, 2024 and December 31, 2023, there are no deferred underwriting commissions outstanding.

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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities-Warrants-Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below);

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
NOTE 10. SHAREHOLDERS’ DEFICIT
Preferred Shares
—The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.
Class
 A Ordinary shares
– The Company is authorized to issue
200,000,000
shares of $0.0001 par value Class A shares. At March 31, 2024 and December 31, 2023, there were 4,312,500 shares issued and outstanding (excluding 5,597,624 shares subject to possible redemption).
Class
 B Ordinary shares
—The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were zero Class B ordinary shares issued and outstanding.
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

The offer and sale of the Exchange Shares has not been registered under the Securities Act or any state securities laws and the Exchange Shares are not offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements. Nothing contained in this Quarterly Report on Form
10-Q
constitutes an offer to sell, or the solicitation of an offer to buy, any securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful.
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
At December 31, 2023 and March 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023 Add:	$62,688,612
Remeasurement of carrying value to redemption value	1,188,333

Class A ordinary shares subject to possible redemption at March 31, 2024	$63,876,945

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account - (1)	1	$63,598,462	$62,406,649
Liabilities:
Warrant Liability - Public Warrants (2)	1	$1,293,750	$431,250
Warrant Liability - Private Warrants (2)	2	$1,342,500	$447,500

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level I measurement during the year ended December 31, 2023, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2023, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There have been no transfers for the three-month period ended March 31, 2024 and during the year ended December 31, 2023.

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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. At the subsequent measurement dates of March 31, 2024 and December 31, 2023, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants are as follows at subsequent measurement:

Inputs	March 31, 2024	December 31, 2023
Risk-free interest rate	4.21%	3.88%
Expected term (years)	0.75	0.75
Expected volatility	1.67%	0.55%
Exercise price	$11.50	$11.50
Stock price	$11.42	$11.18
Dividend Yield	0.00%	0.00%
Expected Term to Maturity Date	5.17	5.20
Probability of a successful merger	90.00%	90.00%
The following table presents the changes in the fair value of the Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2023	$447,500
Change in valuation inputs or other assumptions	895,000

Fair value as of March 31, 2024	$1,342,500

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
Trust Payments
On April 8, 2024 and May 28, 2024, the Company deposited $125,000 each month into the Trust Account using funds from the Amended and Restated Note in order to effect two one-month extensions of the termination date to June 9, 2024.
As of the date of this Form 10-Q, the Company is in the process of making further deposits of $125,000 for each of the months of June, July, August and September, to extend the termination date to October 9, 2024.
Nasdaq Notice
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
Bioceres Note
On August 26, 2024, the Company issued an unsecured promissory note (the “Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The Bioceres Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Bioceres Note as well as all accrued interest and all other sums payable with regard to the Note becoming immediately due and payable.
Departure of MultiplAI from the Business Combination
On August 27, 2024, Parent, MultiplAI and the MultiplAI Shareholders (with the consent of the Company) terminated the MultiplAI SPA. As a result of such termination, MultiplAI will not be acquired by OmnigenicsAI, its business will not be combined pursuant to the Business Combination Agreement, and all rights and obligations of MultiplAI under the Business Combination Agreement shall cease and terminate, subject to certain exceptions.
Except as set forth above, no other terms of the Business Combination have been modified, and the Company and OmnigenicsAI intend to complete the combination of their businesses (without the acquisition of MultiplAI) as set forth in the Business Combination Agreement.

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

Overview

We are a blank check company incorporated on May 13, 2021, as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

On August 27, 2024, Parent, MultiplAI and the MultiplAI Shareholders (as defined below) (with the consent of the Company) terminated the MultiplAI SPA (as defined below). As a result of such termination, MultiplAI will not be acquired by OmnigenicsAI, its business will not be combined pursuant to the Business Combination Agreement, and all rights and obligations of MultiplAI under the Business Combination Agreement shall cease and terminate, subject to certain exceptions. Except as set forth above, no other terms of the Business Combination have been modified, and the Company and OmnigenicsAI intend to complete the combination of their businesses (without the acquisition of MultiplAI) as set forth in the Business Combination Agreement.

The Proposed Business Combination

On the Closing Date, prior to the Merger Effective Time, pursuant to the Business Combination Agreement, OmnigenicsAI shall cause the consummation of the Restructuring, pursuant to which all Indebtedness (subject to certain exceptions) owed by OmnigenicsAI or any Subsidiary of OmnigenicsAI to Parent or any shareholder of Parent, shall be cancelled and extinguished. The Indebtedness described in this paragraph that is not required to be canceled and extinguished at Closing shall have their maturity date extended to three years following the Closing Date.

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

The obligation of the Company to consummate the Proposed Business Combination is subject to certain additional conditions at or prior to the Closing, including (a) the accuracy of certain representations and warranties of OmnigenicsAI, MultiplAI and Merger Sub except, with respect to certain representations and warranties required to be true and correct in all respects, where the failure of such representations and warranties to be true and correct does not result in a Company Material Adverse Effect or MultiplAI Material Adverse Effect or is not materially adverse to Merger Sub, as applicable; (b) OmnigenicsAI’s and Merger Sub’s performance or compliance in all material respects with all agreements and covenants required by the Business Combination Agreement; (c) if the MultiplAI SPA has not been terminated in accordance with its terms, MultiplAI’s performance or compliance in all material respects with all agreements and covenants required by the Business Combination Agreement and MultiplAI SPA; (d) the consummation of the RestructurinI(e) the absence of any Company Material Adverse Effect or, if the MultiplAI SPA has not been terminated in accordance with its terms, any MultiplAI Material Adverse Effect; (f) if the MultiplAI SPA has not been terminated in accordance with its terms, the consummation of the MultiplAI Contribution; and (g) OmnigenicsAI having, immediately prior to the Merger Effective Time, (i) no more than 34,000,000 issued and outstanding Company Shares (on a fully diluted basis after consummation of the Restructuring and the MultiplAI Contribution) in addition to any Company Shares issued pursuant to any PIPE Subscription Agreements and the Backstop Agreement; or (ii) if the transactions under the MultiplAI SPA are not consummated and the MultiplAI SPA is terminated, no more than 30,000,000 issued and outstanding Company Shares (on a fully diluted after consummation of the Restructuring), in addition to any Company Shares issued pursuant to any PIPE Subscription Agreements and the Backstop Agreement.

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

On August 27, 2024, Parent, MultiplAI and the MultiplAI Shareholders (with the consent of the Company) terminated the MultiplAI SPA.

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

Registration Rights and Lock-Up Agreement

At the Closing, OmnigenicsAI, Parent, the Company, the Templar Sponsor, certain shareholders of the Company and Parent, the MultiplAI Shareholders and the OmnigenicsAI Heritas Key Personnel (as defined in the Registration Rights and Lock-Up Agreement) will enter into the Registration Rights and Lock-Up Agreement pursuant to which, among other things, the holders of the Registrable Securities (as defined in the Registration Rights and Lock-

Up Agreement) shall have customary demand and piggyback registration rights in connection with the Company Shares held by such holders. Additionally, the Company Shares held by each party to the Registration Rights and Lock-Up Agreement will, subject to certain exceptions, be subject to a lock-up until (i) the date that is twelve (12) months from the Closing Date, and (ii) such date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders of the Company having the right to exchange their Company Shares for cash, securities or other property, provided that if the share price of the Company Shares exceeds $12.00 per Company Share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period, 50% of the Company Shares held by any given party to the Registration Rights and Lock-Up Agreement shall be released from the lock-up.

Results of Operations

Our entire activity from inception up to March 31, 2024 was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2024, we had a net loss of $2,249,261 which was comprised of operating costs of $1,305,094. In this period, we incurred unrealized loss of $1,757,500 related to the change in fair value of warrants and interest income of $813,333 from investments in our Trust Account.

For the three months ended March 31, 2023, we had a net loss of $192,362, which was comprised of operating costs of $920,696, interest income of $1,455,804 from investments in our Trust Account offset by interest expense of $12,414 and $715,056 of unrealized loss on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $568 in cash and a working capital deficit of $2,417,430, excluding accrued interest receivable as it is not available for working capital purposes.

The Company’s liquidity needs up to March 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares and the remaining net proceeds from our IPO, the Private Placement Warrants and proceeds from the Promissory Notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $2,000,000, as defined above (Note 7). As of March 31, 2024, the Company has an outstanding principal balance of $1,048,365.

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

Other Contractual Obligations

Administrative Services Agreement

Commencing on the date of the prospectus and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for office space and secretarial and administrative support provided to members of the Company’s management team. In connection with the Sponsor Alliance Transaction, the Company and APx Sponsor Group I terminated the administrative services agreement as of August 30, 2023, and no fees remain outstanding thereunder.

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

Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022. No deferred underwriting commissions remain outstanding as of December 31, 2023, and March 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of March 31, 2024, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, and accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement,” as defined in Item 408 of Regulation
S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Index

10.1	Amended and Restated Promissory Note, dated February 9, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2024).

10.2	Joinder Agreement, dated as of March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2024).

10.3	Business Combination Agreement, dated as of March 25, 2024, by and among the Company, Merger Sub, OmnigenicsAI and MultiplAI (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2024).

10.4	Voting and Support Agreement, dated as of March 25, 2024, by and among the Company, Templar LLC, OmnigenicsAI and the Parent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2024).

10.5	Backstop Agreement, dated as of March 25, 2024, by and among Theo I SCSp, OmnigenicsAI and Heritas Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2024).

10.6	Promissory Note, dated August 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APX ACQUISITION CORP. I

Date: September 27, 2024		/s/ Kyle Bransfield
	Name:	Kyle Bransfield
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 27, 2024		/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)