Form 10-Q
period 2024-06-30
APx Acquisition Corp. I
filed 2024-09-27
CIK 1868573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
of the Exchange Act): Yes ☒ No ☐
As of September
27
, 2024, there were 9,910,124 shares of Class A common stock, par value $0.0001, and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I

Form 10-Q For the Quarter Ended June 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
APX ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$168	$8,167
Prepaid expenses	—	—
Accrued interest receivable	274,501	281,963

Total Current Assets	274,669	290,130

Non-current Investment held in Trust Account	64,679,869	62,406,649

TOTAL ASSETS	$64,954,538	$62,696,779

LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$1,423,657	$224,903
Convertible note payable	1,427,460	520,600
Due to Related Party	512	—

Total current liabilities	2,851,629	745,503

Warrant liabilities	2,901,633	878,750

Total Liabilities	5,753,262	1,624,253

Commitments and Contingencies (Note 8)
Class A ordinary shares - 5,597,624 shares subject to possible redemption at $11.60 and $11.20 per share redemption value at June 30, 2024 and December 31, 2023, respectively	64,954,370	62,688,612
Shareholders’ Deficit
Preferred shares - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; 4,312,500 issued and outstanding (excluding 5,597,624 shares subject to possible redemption) at June 30, 2024 and December 31, 2023	431	431
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated Deficit	(5,753,525)	(1,616,517)

Total Shareholders’ Deficit	(5,753,094)	(1,616,086)

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$64,954,538	$62,696,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023 (As revised)	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023 (As revised)
Formation costs and other operating expenses	$184,030	$441,603	$1,489,124	$1,362,299

Loss from operations	(184,030)	(441,603)	(1,489,124)	(1,362,299)
Other income (expense):
Interest earned on investments in Trust Account	827,424	819,171	1,640,757	2,274,975
Interest expense	—	(45,489)	—	(57,903)
Change in fair value of warrant liabilities	(265,383)	(198,571)	(2,022,883)	(913,627)

Total Other Income (expense), net	562,041	575,111	(382,126)	1,303,445

Net income (loss)	$378,011	$133,508	$(1,871,250)	$(58,854)

Weighted average shares outstanding of Class A ordinary shares, redeemable	5,597,624	6,556,583	5,597,624	9,978,476

Basic and diluted net income (loss) per share, Class A ordinary shares, redeemable	$0.04	$0.01	$(0.19)	$(0.00)

Weighted average shares outstanding, Class A and Class B ordinary shares, non-redeemable	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net income (loss) per share, Class A and Class B ordinary shares, non-redeemable	$0.04	$0.01	$(0.19)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance-December 31, 2023	4,312,500	$431	—	$—	$—	$(1,616,517)	$(1,616,086)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,188,333)	(1,188,333)
Net loss	—	—	—	—	—	(2,249,261)	(2,249,261)

Balance-March 31, 2024	4,312,500	$431	—	$—	$—	$(5,054,111)	$(5,053,680)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,077,425)	(1,077,425)
Net income	—	—	—	—	—	378,011	378,011

Balance-June 30, 2024	4,312,500	$431	—	$—	$—	$(5,753,525)	$(5,753,094)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (AS REVISED)

	Class A Common Shares		Class B Common Shares		Additional Paid-in Capital	Accumulated Deficit (As revised)	Total Shareholders’ Deficit (As revised)
	Shares	Amount	Shares	Amount

Balance-December 31, 2022	—	$—	4,312,500	$431	$—	$(552,763)	$(552,332)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,455,804)	(1,455,804)
Net loss	—	—	—	—	—	(192,362)	(192,362)

Balance-March 31, 2023	—	$—	4,312,500	$431	$—	$(2,200,929)	$(2,200,498)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,319,171)	(2,319,171)
Net income	—	—	—	—	—	133,508	133,508

Balance-June 30, 2023	—	$—	4,312,500	$431	$—	$(4,386,592)	$(4,386,161)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023 (As revised)
Cash Flows from Operating Activities:
Net loss	$(1,871,250)	$(58,854)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	2,022,883	913,627
Interest earned on marketable securities held in trust	(1,648,220)	(2,566,535)
Amortization of debt discount	—	57,904
Changes in operating assets and liabilities:	—	—
Prepaid expenses	—	75,000
Accrued interest receivable	7,462	291,560
Accounts payable and accrued expenses	1,198,754	840,944
Due to Related Party	512	—

Net cash used in operating activities	(289,859)	(446,354)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(625,000)	(1,500,000)
Investment withdrawn from Trust Account	—	111,346,281

Net cash provided by (used in) investing activities	(625,000)	109,846,281

Cash Flows from Financing Activities:
Proceeds received from promissory note, convertible	906,860	—
Proceeds received from promissory note	—	1,625,000
Payments for redemption for class A ordinary shares	—	(111,346,281)

Net cash provided by (used in) financing activities	906,860	(109,721,281)

Net Change in Cash	(7,999)	(321,354)
Cash - Beginning of period	8,167	413,206

Cash - End of period	$168	$91,852

Non-cash investing and financing activities:

Remeasurement of Class A ordinary shares subject to possible redemption	$2,265,758	$3,774,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
June 30, 2024
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
As of June 30, 2024, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through June 30, 2024, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering and until March 25, 2024, the search for a prospective initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
On May 30, 2024, the Company received a deficiency letter (the “Report Letter”) from the Listing Qualifications Department of Nasdaq. The Report Letter notified the Company that since the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2023, and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company does not comply with Nasdaq’s Listing Rule 5250(c)(1) relating to the Company’s obligation to file periodic financial reports for continued listing. The Report Letter further stated that the Company has until July 29, 2024, to submit a plan to regain compliance with respect to the delinquent reports.
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
Liquidity and Capital Resources
As of June 30, 2024, the Company had $168 in cash and a working capital deficit of $2,851,461 excluding accrued interest receivable as it is not available for working capital purposes.
The Company’s liquidity needs up to June 30, 2024, had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Notes (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 7). As of June 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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
On September 8, 2023, in connection with the Sponsor Alliance Transaction, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest
bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, as of June 30, 2024, the amount was determined to be immaterial. As of June 30, 2024, and December 31, 2023, a principal balance of $1,427,460 and $520,600, respectively, was outstanding under the Working Capital Promissory Note. This amount includes $20,600 of advances received from the Sponsor Alliance to cover expenses until the amendment to the working capital promissory note was finalized (See Note 7).
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

Going Concern Consideration
At June 30, 2024, the Company had $168 in cash and a working capital deficit of $2,851,461, excluding accrued interest receivable as it is not available for working capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.
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
NOTE 2. Revision to Prior Period Financial Statements
The Company had been recording interest income related to the Trust account based on statements received indicating the receipt of cash into the account. And while the Company had recorded twelve months of interest income, this did not include the effect of period end accruals of interest earned but not received. This resulted in an understatement of current assets, Class A ordinary shares subject to possible redemption, and income at June 30, 2023.
The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on this evaluation, taking into account the guidance in the SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), the Company concluded that the correction would not be material to the financial position or results of operations for the three and six months ended June 30, 2023. The unaudited financial statements as of June 30, 2023, are revised as follows:

	As Previously Reported	Revisions	As Revised
Balance Sheet as of June 30, 2023
Current assets
Accrued interest receivable	$—	$286,385	$286,385

Total Current Assets	154,352	286,385	440,737

TOTAL ASSETS	$70,826,808	$286,385	$71,113,193

Commitments and Contingencies
Class A ordinary shares	$70,672,456	$286,385	$70,958,841

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$70,826,808	$286,385	$71,113,193

	As Previously Reported	Revisions	As Revised
Statement of Operations for the three months ended June 30, 2023
Interest earned on investments in Trust Account	$797,524	$21,647	$819,171

Total other income, net	553,464	21,647	575,111

Net income	$111,861	$21,647	$133,508

Basic and diluted net income per share, Class A ordinary shares, redeemable	$0.01	$0.00	$0.01
Basic and diluted net income per share, Class A and Class B ordinary shares, non-redeemable	$0.01	$0.00	$0.01

	As Previously Reported	Revisions	As Revised
Statement of Operations for the six months ended June 30, 2023
Interest earned on investments in Trust Account	$2,566,535	$(291,560)	$2,274,975

Total other income (expense), net	1,595,005	(291,560)	1,303,445

Net income (loss)	$232,706	$(291,560)	$(58,854)

Basic and diluted net income (loss) per share, Class A ordinary shares, redeemable	$0.02	$(0.02)	$(0.00)
Basic and diluted net income (loss) per share, Class A and Class B ordinary shares, non-redeemable	$0.02	$(0.02)	$(0.00)

	As Previously Reported	Revisions	As Revised
Statement of Changes in Shareholders’ Deficit for the three and six months June 30, 2023
Remeasurement of Class A ordinary shares to redemption amount for the three months ended March 31, 2023	$(1,769,011)	$313,207	$(1,455,804)
Net income (loss) for the three months ended March 31, 2023	$120,845	$(313,207)	$(192,362)
Remeasurement of Class A ordinary shares to redemption amount for the three months ended June 30, 2023	$(2,297,524)	$(21,647)	$(2,319,171)
Net income for the three months ended June 30, 2023	$111,861	$21,647	$133,508

	As Previously Reported	Revisions	As Revised
Statement of Cash Flows for the six months ended June 30, 2023
Net income	$232,706	$(291,560)	$(58,854)
Changes in operating assets and liabilities:
Accrued interest receivable	$—	$291,560	$291,560
Supplemental Disclosures
Remeasurement of Class A ordinary shares subject to possible redemption	$4,066,535	$(291,560)	$3,774,975
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $168 and $8,167 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.
Investment Held in Trust Account
As of June 30, 2024 and December 31, 2023, the Company had $64,679,869 and $62,406,649, respectively, held in the Trust Account which invests only in direct U.S. government treasury obligations.
Share-based Compensation
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2024, the Company determined that a Business Combination is not considered probable and, therefore, no share- based compensation expense has been recognized.
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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024		2023 (As Revised)
	Class A Ordinary Shares, Redeemable	Class A and B Ordinary Shares, Non-Redeemable	Class A Ordinary Shares, Redeemable	Class A and B Ordinary Shares, Non-Redeemable
Basic and diluted net income per ordinary share
Numerator
Allocation of net income	$213,515	$164,496	$80,536	$52,972
Denominator
Basic and diluted weighted average shares outstanding	5,597,624	4,312,500	6,556,583	4,312,500

Basic and diluted net income per ordinary shares	$0.04	$0.04	$0.01	$0.01

	For the Six Months Ended June 30,
	2024		2023 (As Revised)
	Class A Ordinary Shares, Redeemable	Class A and B Ordinary Shares, Non-Redeemable	Class A Ordinary Shares, Redeemable	Class A and B Ordinary Shares, Non-Redeemable
Basic and diluted net income per ordinary share
Numerator
Allocation of net income	$(1,056,955)	$(814,295)	$(41,094)	$(17,760)
Denominator
Basic and diluted weighted average shares outstanding	5,597,624	4,312,500	9,978,476	4,312,500

Basic and diluted net income per ordinary shares	$(0.19)	$(0.19)	$(0.00)	$(0.00)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of June 30, 2024, all of the over-allotment units had been settled simultaneously with the close of the Initial Public Offering. No Class B ordinary shares were forfeited or subject to forfeiture.

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
Promissory Note — Related Party
On May 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Initial Note”). The Initial Note is non-interest
bearing and is payable on the earlier of (i) May 1, 2022, or (ii) the consummation of the Initial Public Offering. As of June 30, 2024 and December 31, 2023, the Company has not drawn on the Initial Note and no longer has access to draw funds. No such amounts remain outstanding as of June 30, 2024 and December 31, 2023.
During the year ended December 31, 2022, the Company incurred $6,900 of administrative fees that was paid directly by the Sponsor. The Company reimbursed the Sponsor shortly thereafter, therefore there is no related party payable balance outstanding as of June 30, 2024 and December 31, 2023.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company has not drawn any balance and no longer has access to draw funds.
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
On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection the Company incurred a gain on settlement of debt of $117,373. The Promissory Note payable is considered paid in full, and the Company no longer has access to draw funds. The Payee forfeited all newly issued private placement warrants, and there was no debt discount outstanding as of June 30, 2024 and December 31, 2023.
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
On February 9, 2024, the Company and Templar amended and restated the Working Capital Promissory Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used for the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended). Other than as set forth above, the terms of the Amended and Restated Note are identical to those of the Working Capital Promissory Note. The issuance of the Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of June 30, 2024 and December 31, 2023, a principal balance of $1,427,460 and $520,600, respectively, was outstanding and the fair value of the conversion feature was immaterial.
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
Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ deficit for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statements of operations of $249,047 was recorded for the year ended December 31, 2022. As of June 30, 2024 and December 31, 2023, there are no deferred underwriting commissions outstanding.
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
NOTE 10. SHAREHOLDERS’ DEFICIT
Preferred Shares
- The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.
Class
 A Ordinary shares
– The Company is authorized to issue 200,000,000 shares of $0.0001 par value Class A shares. At June 30, 2024 and December 31, 2023, there were 4,312,500 shares issued and outstanding (excluding 5,597,624 shares subject to possible redemption).

Class
 B Ordinary shares
- The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were zero Class B ordinary shares issued and outstanding.
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

At December 31, 2023 and June 30, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2023 Add:	$62,688,612
Remeasurement of carrying value to redemption value	2,265,758

Class A ordinary shares subject to possible redemption at June 30, 2024	$64,954,370

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2024	December 31, 2023
Assets:
Investments held in Trust Account - (1)	1	$64,679,869	$62,406,649
Liabilities:
Warrant Liability - Public Warrants (2)	1	$1,423,988	$431,250
Warrant Liability - Private Warrants (2)	2	$1,477,645	$447,500

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level I measurement during the year ended December 31, 2023, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2023, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There have been no transfers for the six-month
period ended June 30, 2024 and during the year ended December 31, 2023.

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

Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. At the subsequent measurement dates of June 30, 2024 and December 31, 2023, the Private Placement Warrants were fair valued using the Monte Carlo Simulation Method.
The key inputs into the Monte Carlo simulation model for the Private Placement Warrants are as follows at subsequent measurement:

Inputs	June 30, 2024	December 31, 2023
Risk-free interest rate	4.38%	3.88%
Expected term (years)	0.50	0.75
Expected volatility	1.46%	0.55%
Exercise price	$11.50	$11.50
Stock price	$11.61	$11.18
Dividend Yield	0.00%	0.00%
Expected Term to Maturity Date	5.42	5.20
Probability of a successful merger	90.00%	90.00%

The following table presents the changes in the fair value of the Level 2 warrant liabilities:

Private Placement
Fair value as of December 31, 2023	$447,500
Change in valuation inputs or other assumptions	1,030,145

Fair value as of June 30, 2024	$1,477,645

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
On July 24, 2024, the Company submitted its plan to regain compliance with respect to its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (collectively the “Forms”). The remediation plan entails filing of the Form in advance of September 27, 2024, which would be the expiration of the 180-day exception period pursuant to Nasdaq Listing Rule 5810(c)(2)(F)(ii) as referenced in the Report Letter. On September 4, 2024, Nasdaq notified the Company that it has been granted an extension to regain compliance with the above referenced requirements (and the requirement to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024), which extension terminates on September 27, 2024.
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

Results of Operations

Our entire activity from inception up to June 30, 2024 was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the six months ended June 30, 2024, we had a net loss of $1,871,250 which was comprised of operating costs of $1,489,124. In this period, we incurred unrealized loss of $2,022,883 related to the change in fair value of warrants and interest income of $1,640,757 from investments in our Trust Account.

For the three months ended June 30, 2024, we had a net income of $378,011 which was comprised of operating costs of $184,030. In this period, we incurred unrealized loss of $265,383 related to the change in fair value of warrants and interest income of $827,424 from investments in our Trust Account.

For the six months ended June 30, 2023, we had a net loss of $58,854, which was comprised of operating costs of $1,362,299, interest income of $2,274,975 from investments in our Trust Account offset by interest expense of $57,903 and $913,627 of unrealized loss on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the three months ended June 30, 2023, we had a net income of $133,508, which was comprised of operating costs of $441,603, interest income of $819,171 from investments in our Trust Account offset by interest expense of $45,489 and $198,571 of unrealized loss on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had $168 in its operating bank account, and a working capital deficit of $2,851,461, excluding accrued interest receivable as it is not available for working capital purposes.

The Company’s liquidity needs up to June 30, 2024 had been satisfied through a payment from the Sponsor of $25,000 (Note 6) for the Founder Shares and the remaining net proceeds from our IPO, the Private Placement Warrants and proceeds from the Promissory Notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $2,000,000, as defined above (Note 7). As of June 30, 2024, the Company has an outstanding principal balance of $1,427,460.

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

Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022. No deferred underwriting commissions remain outstanding as of June 30, 2024 and December 31, 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of June 30, 2024, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, and accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.
During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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