Form 10-K
period 2024-12-31
APx Acquisition Corp. I
filed 2025-03-31
CIK 1868573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2024, based upon the closing price of $11.61 of the Registrant’s Class A ordinary shares, $0.0001 par value per share (“Class A ordinary shares”), as reported on the Nasdaq Capital Market, was approximately $65.0 million. Shares held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2025, the Registrant had 4,832,556 of its Class A Ordinary Shares, and none of its Class B ordinary shares, $0.0001 par value per share (“Class B ordinary shares”), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

Some of the statements contained in this annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete the Proposed Business Combination (as defined herein) with OmnigenicsAI;

●	pool of prospective target businesses if our transaction with OmnigenicsAI is not successfully consummated;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination, including the Proposed Business Combination;

●	our ability to consummate an initial business combination, including the Proposed Business Combination due to the uncertainty resulting from future pandemics and other geo-political events;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, including the Proposed Business Combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we are a blank check company with no operating history and no revenues;

●	our ability to continue as a “going concern;”

●	The Proposed Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis;

●	you will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances;

●	negative interest rate for securities in which we invest the funds held in the Trust Account;

●	our shareholders may be held liable for claims by third parties against us;

●	if third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share;

●	subsequent to completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges;

●	conflicts of interest of our Sponsors (as defined herein), officers and directors;

●	our public shareholders may not be afforded an opportunity to vote on our proposed business combination;

●	the absence of a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree;

●	we may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you;

●	we may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants;

●	we may be unable to obtain additional financing;

●	if we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate;

●	our warrants may have an adverse effect on the market price of our Class A ordinary shares;

●	we may issue additional equity and/or debt securities to complete our initial business combination;

●	our Sponsors control a substantial interest in us;

●	if we seek shareholder approval of our initial business combination, our Sponsors, who controls a substantial interest in us, has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, may not allow us to complete the most desirable business combination or optimize our capital structure, and will increase the probability that our initial business combination would be unsuccessful;

●	possibility of losing the ability to redeem all shares equal to or in excess of 15% of our Class A ordinary shares if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules;

●	Nasdaq has suspended trading of our securities and may delist them;

●	registration the Class A ordinary shares issuable upon exercise of the warrants sold as part of the units in the IPO may not be in place when an investor desires to exercise such warrants;

●	shares being redeemed and warrants becoming worthless;

●	events which may result in the per-share amount held in our Trust Account dropping below $10.20 per public share;

●	our directors may decide not to enforce the indemnification obligations of our Sponsors;

●	if, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or winding-up petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced;

●	impact of future pandemics and related risks;

●	if we effect our initial business combination with a company or companies with operations or opportunities outside of the United States, including the Proposed Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, tax consequences to business combinations may adversely affect our business, investments and results of operations; and

●	In the past, we have identified material weaknesses related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption, and if we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

Except with respect to interest earned on the remaining funds held in the Trust Account after the redemption, that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial business combination; (ii) the redemption of our public shares if we have not completed our initial business combination by December 9, 2025 (the “Combination Period”), or (iii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (as amended, and as may be amended from time to time, the “Articles”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

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

On September 8, 2023, the Company issued an unsecured promissory note (the “Working Capital Promissory Note” or “Templar Note”) in the principal amount of $500,000 to Templar Sponsor. The Templar Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (the “Maturity Date”). In the event the Company consummates its initial business combination, the Templar Sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the Templar Note into that number of warrants (“Working Capital Warrants”) equal to the portion of the principal amount of the Templar Note being converted divided by $1.00, rounded up to the nearest whole number. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering, as described in the prospectus for the initial public offering dated December 6, 2021 and filed with the U.S. Securities and Exchange Commission, including the transfer restrictions applicable thereto. The Templar Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Templar Note and all other sums payable with regard to the Templar Note becoming immediately due and payable. The issuance of the Templar Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On February 9, 2024, the Working Captial Promissory Note was amended and restated. See “—Amended and Restated Working Capital Promissory Note.”

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

On December 20, 2023, January 24, 2024, February 12, 2024, March 12, 2024, April 8, 2024, and May 28, 2024, we deposited $125,000 each month into the Trust Account in order to effect six one-month extensions of the termination date to June 9, 2024.

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

Fifth Extension

On December 4, 2024, the Company held an extraordinary general meeting (the “December 2024 EGM”) and the shareholders approved an amendment to its Articles and to the Trust Agreement to extend the time to complete the initial business combination from December 9, 2024 to December 9, 2025 (i.e., for up to a period ending 48 months after the consummation of the IPO) (the “Fifth Extension”). No further Extension Payments are required in connection with the Fifth Extension.

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

Amended and Restated Working Capital Promissory Note

On February 9, 2024, the Company and Templar Sponsor amended and restated the Working Capital Promissory Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended). Other than as set forth above, the terms of the Amended and Restated Note are identical to those of the Working Capital Promissory Note. The issuance of the Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2024 and December 31, 2023, a principal balance of $1,731,460 and $520,600 was outstanding, respectively.

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

On August 27, 2024, Heritas Ltd. (the “Parent”), MultiplAI and the MultiplAI Shareholders (as defined below) (with the Company’s consent) terminated the MultiplAI SPA. As a result of such termination, OmnigenicsAI will not acquire MultiplAI, their business will not be combined pursuant to the Business Combination Agreement, and all rights and obligations of MultiplAI under the Business Combination Agreement ceased and terminated, subject to certain exceptions.

Except as set forth above, no other terms of the Business Combination have been modified, and OmnigenicsAI and the Company intend to complete the combination of our businesses (without the acquisition of MultiplAI) as set forth in the Business Combination Agreement.The Proposed Business Combination

On the Closing Date, prior to the Merger Effective Time, pursuant to the Business Combination Agreement, OmnigenicsAI shall cause the consummation of the Restructuring, pursuant to which all Indebtedness (subject to certain exceptions) owed by OmnigenicsAI or any Subsidiary of OmnigenicsAI to Parent or any shareholder of Parent, shall be cancelled and extinguished. The Indebtedness described in this paragraph that is not required to be canceled and extinguished at Closing shall have their maturity date extended to three years following the Closing Date.

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

Conditions to Each Party’s Obligations

The obligations of the parties to consummate the Proposed Business Combination are subject to the satisfaction or waiver of customary closing conditions at or prior to the Closing, including (a) approval by the Company’s shareholders; (b) effectiveness of the registration statement on Form F-4 relating to Company Shares and Company Warrants to be issued in the Merger; (c) Nasdaq listing approval of the Company Shares and Company Warrants; (d) absence of any law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Business Combination illegal or otherwise prohibiting consummation of the Proposed Business Combination; and (e) the Company or OmnigenicsAI having at least $5,000,001 of net tangible assets.

The obligation of the Company to consummate the Proposed Business Combination is subject to certain additional conditions at or prior to the Closing, including (a) the accuracy of certain representations and warranties of OmnigenicsAI, MultiplAI and Merger Sub except, with respect to certain representations and warranties required to be true and correct in all respects, where the failure of such representations and warranties to be true and correct does not result in a Company Material Adverse Effect or MultiplAI Material Adverse Effect or is not materially adverse to Merger Sub, as applicable; (b) OmnigenicsAI’s and Merger Sub’s performance or compliance in all material respects with all agreements and covenants required by the Business Combination Agreement; (c) if the MultiplAI SPA has not been terminated in accordance with its terms, MultiplAI’s performance or compliance in all material respects with all agreements and covenants required by the Business Combination Agreement and MultiplAI SPA; (d) the consummation of the Restructuring; (e) the absence of any Company Material Adverse Effect or, if the MultiplAI SPA has not been terminated in accordance with its terms, any MultiplAI Material Adverse Effect; (f) if the MultiplAI SPA has not been terminated in accordance with its terms, the consummation of the MultiplAI Contribution; and (g) OmnigenicsAI having, immediately prior to the Merger Effective Time, (i) no more than 34,000,000 issued and outstanding Company Shares (on a fully diluted basis after consummation of the Restructuring and the MultiplAI Contribution) in addition to any Company Shares issued pursuant to any PIPE Subscription Agreements and the Backstop Agreement; or (ii) if the transactions under the MultiplAI SPA are not consummated and the MultiplAI SPA is terminated, no more than 30,000,000 issued and outstanding Company Shares (on a fully diluted after consummation of the Restructuring), in addition to any Company Shares issued pursuant to any PIPE Subscription Agreements and the Backstop Agreement.

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

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the Company, OmnigenicsAI and Merger Sub relating to, among other things, their ability to enter into the Business Combination Agreement and the other Transaction Documents to which they are party and their outstanding capitalization. The representations and warranties of the parties contained in the Business Combination Agreement will terminate and be of no further force and effect as of the Closing.

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

Termination

The Business Combination Agreement may be terminated and the Transactions may be abandoned at any time prior to the Merger Effective Time, notwithstanding any requisite approval and adoption of the Business Combination Agreement and the Proposed Business Combination by the shareholders of the Company, (i) by mutual written consent of OmnigenicsAI and the Company; (ii) by either OmnigenicsAI or the Company if the Merger Effective Time shall not have occurred prior to 5:00 p.m. (New York time) on December 9, 2024 (the “Outside Date”), subject to certain exceptions; (iii) by either OmnigenicsAI or the Company if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree or ruling (whether temporary, preliminary or permanent) which has become final and non-appealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transaction or the Merger; (iv) by OmnigenicsAI if the SPAC Shareholders’ Approval shall not have been obtained by reason of the failure to obtain the required vote at the SPAC Shareholders’ Meeting duly convened therefor or at any adjournment thereof; (v) by the Company upon a breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement on the part of OmnigenicsAI or Merger Sub, subject to certain exceptions and cure periods set forth in the Business Combination Agreement, such that the conditions relating to representations and warranties and certain covenants and agreements would not be satisfied; (vi) by OmnigenicsAI upon any breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement on the part of the Company, subject to certain exceptions and cure periods set forth in the Business Combination Agreement, such that the conditions relating to representations and warranties and certain covenants and agreements would not be satisfied; and (vii) by the Company if the SEC Required Financials shall not have been delivered by OmnigenicsAI, on or prior to the applicable deadline specified in the Business Combination Agreement. As the Outside Date has passed, either the Company or OmnigenicsAI may terminate the Business Combination Agreement (unless such party directly or indirectly through its affiliates materially breaches or violates any representation, warranty, covenant, agreement or obligation contained in the Business Combination Agreement and such material breach or violation is the principal cause of the failure to satisfy a closing condition therein); however, no party to the Business Combination Agreement has elected (or expressed an intent) to do so.

In the event that the Business Combination Agreement is terminated, all Transaction Expenses incurred in connection with the Proposed Business Combination shall be paid by the party incurring such Transaction Expenses. If the Transactions are consummated, (a) OmnigenicsAI shall pay or cause to be paid (i) the SPAC Transaction Expenses, subject to the SPAC Transaction Expenses Cap, and (ii) the Company Transaction Expenses at the Closing; and (b) Templar Sponsor shall pay or cause to be paid, (i) all unpaid SPAC Transaction Expenses in excess of the applicable SPAC Transaction Expenses Cap, (ii) any expenses incurred by the Company in its pursuit of potential acquisition or business targets other than OmnigenicsAI or that were not incurred by the Company in connection with or in furtherance of the Proposed Business Combination and (iii) all fees and expenses incurred by the Company solely relating to the extension proposals approved by the shareholders of the Company on February 27, 2023, September 7, 2023 and December 8, 2023, which extended the date by which the Company must consummate a business combination.

The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is included as an exhibit to this Annual Report.

Certain Agreements Related to the Business Combination Agreement

MultiplAI Share Purchase Agreement

On March 13, 2024, the Parent, MultiplAI and the holders (the “MultiplAI Shareholders”) of ordinary shares, par value £0.0001, of MultiplAI and any other equity commitments or equity securities of MultiplAI, including any securities or commitments convertible into, exchangeable or exercisable for, or representing the right to subscribe for, any such ordinary shares of MultiplAI (such securities, the “MultiplAI Shares”) entered into that certain amended and restated share purchase agreement (the “MultiplAI SPA”) relating to the sale and purchase of all of the ordinary shares of MultiplAI and, if required under the MultiplAI SPA, all of the MultiplAI Shareholders’ rights and interest in certain equity related agreements and convertible securities, as well as any related ancillary documents or agreements.

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

Registration Rights and Lock-Up Agreement

At the Closing, OmnigenicsAI, Parent, the Company, the Templar Sponsor, certain shareholders of the Company and Parent, and the OmnigenicsAI Heritas Key Personnel (as defined in the Registration Rights and Lock-Up Agreement) will enter into the Registration Rights and Lock-Up Agreement pursuant to which, among other things, the holders of the Registrable Securities (as defined in the Registration Rights and Lock-Up Agreement) shall have customary demand and piggyback registration rights in connection with the Company Shares held by such holders. Additionally, the Company Shares held by each party to the Registration Rights and Lock-Up Agreement will, subject to certain exceptions, be subject to a lock-up until (i) the date that is twelve (12) months from the Closing Date, and (ii) such date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders of the Company having the right to exchange their Company Shares for cash, securities or other property, provided that if the share price of the Company Shares exceeds $12.00 per Company Share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period, 50% of the Company Shares held by any given party to the Registration Rights and Lock-Up Agreement shall be released from the lock-up.

Promissory Notes

On August 26, 2024, the Company issued an unsecured promissory note (the “First Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI. The Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The First Bioceres Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the First Bioceres Note as well as all accrued interest and all other sums payable with regard to the First Bioceres Note becoming immediately due and payable.

On November 7, 2024, the Company issued an unsecured promissory note in the principal amount of $700,000 to Bioceres (the “Second Bioceres Note” and, together with the First Bioceres Note, the “Bioceres Notes”). The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination.

As of December 31, 2024, $914,615 has been drawn under the Bioceres Notes.

Fifth Extension

On December 4, 2024, the Company held an extraordinary general meeting (the “December 2024 EGM”) and the shareholders approved an amendment to its Articles and to the Trust Agreement to extend the time to complete the initial business combination from December 9, 2024 to December 9, 2025 (i.e., for up to a period ending 48 months after the consummation of the IPO) (the “Fifth Extension”). No further Extension Payments are required in connection with the Fifth Extension.

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

Sources

OmnigenicsAI was, and we anticipate that other target business candidates will be, brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on the date of the IPO prospectus, we were obligated to pay the APx Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of APx Sponsor. In connection with the Sponsor Alliance, this agreement was terminated.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as OmnigenicsAI, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the respective management of OmnigenicsAI, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is currently approximately $12.05 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our initial business combination.

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

For additional risks related to OmnigenicsAI and the Proposed Business Combination, please see the Registration Statement on Form F-4 once filed that is expected to be filed in connection with the Proposed Business Combination.

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

The consummation of the Proposed Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

●	approval of several proposals by our shareholders;

●	the capital stock constituting the Proposed Business Combination consideration shall have been approved for listing on Nasdaq subject to notice of official issuance;

●	no order, statute, rule or regulation enjoining or prohibiting the consummation of the Proposed Business Combination being in effect;

●	the Company having at least $5,000,001 of net tangible assets as of the closing of the Proposed Business Combination;

●	the Form S-4 having become effective and no stop order being in effect;

●	the receipt of certain regulatory approvals; and

●	customary bring down conditions.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $12.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within the Combination Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, social unrest, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of the COVID-19 coronavirus, the invasion of Ukraine by Russia, Hamas’ attack of Israel and the ensuing war, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such case, our public shareholders may receive only $12.05 per share, or less than $12.05 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.05 per share” and other risk factors herein.

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

Our Sponsors own 89.2% of our issued and outstanding ordinary shares. Our Sponsors and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Articles provide that if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our Sponsors’ founder shares, no public shares remaining issued and outstanding after the previous redemptions will need to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

Although we have identified general criteria and guidelines, including geographic area, for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders (which may be $12.05 per share or less in certain circumstances), and our warrants will expire worthless.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, including OmnigenicsAI, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

While we offered our units at an offering price of $10.00 per unit and the amount in the Trust Account is anticipated to be $12.05 per public share, implying an initial value of $12.05 per public share, the APx Sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.006 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. APx Sponsor invested an aggregate of $8,975,000 in us in connection with the IPO, comprised of the $25,000 purchase price for the founder shares and the $8,950,000 purchase price for the private placement warrants. As a result, even if the trading price of our ordinary shares significantly declines, our Sponsors will stand to make significant profit on its investment in us. In addition, our Sponsors could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $1.00 per share and even if the private placement warrants are worthless. As a result, our Sponsors are likely to make a substantial profit on their respective investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in the IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

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

Of the net proceeds of the IPO and the sale of the private placement warrants, only $120 in cash were available to us as of December 31, 2024 outside the Trust Account to fund our working capital requirements. We believe that the current funds available to us outside of the Trust Account will not be sufficient to allow us to operate for at least the duration of the Combination Period. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

As our offering expenses and other operating expenses exceeded our estimate of $1,400,000, we may continue to fund such excess with additional loans to increase the funds available for our operation outside the Trust Account. The amount held in the Trust Account will not be impacted as a result of such additional expected loans that we may incur. As we are required to seek additional capital, we would need to borrow funds from our Sponsors, management team, their affiliates or other third parties to operate or may be forced to liquidate. For example, in February 2023 and May 2023, we issued the First Promissory Note and Second Promissory Note, respectively. In addition, in September 2023, we issued the Working Capital Promissory Note, which was amended and restated in February 2024. However, neither Templar Sponsor, members of our management team nor any of their affiliates or third parties is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of certain loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. In addition, we may need to engage in private negotiations with third parties, our Sponsors, management, or its affiliates to secure loans that may not be in our favor in order to complete our initial business combination. Third parties may not be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $12.05 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.05 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $12.05 per public share held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit hereto, our Sponsors have agreed that it will be liable to us if and to the extent any claims by a third party (other than Marcum LLP, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $12.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $12.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy its indemnity obligations and we believe that our Sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our Sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $12.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the funds in the Trust Account are reduced below the lesser of (i) $12.05 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $12.05 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $12.05 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $12.05 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. in the event that we do not to complete our initial business combination or make certain amendments to our Articles, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $12.05 per share. In this regard please see also “Risk Factors-Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks-If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete a business combination and instead be required to liquidate the Company. To mitigate the risk of that result, we may decide to instruct the trustee, not before on or about the 18-month anniversary of the effective date of the registration statement relating to the IPO, to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change (if made), we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.”

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

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

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

In February 2023 and May 2023, we issued the First Promissory Note and the Second Promissory Note, respectively. In addition, in September 2023, we issued the Working Capital Promissory Note, which was amended and restated in February 2024. In August 2024 we issued the First Bioceres Note, and in November 2024 we issued the Second Bioceres Note. We may choose to issue additional notes or other debt securities and incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Of the net proceeds of the IPO and the sale of the private placement warrants, only $120 in cash were available to us as of December 31, 2024 outside the Trust Account to fund our working capital requirements. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The Existing Governing Documents do not provide a specified maximum redemption threshold. As a result, we may be able to complete the Business Combination even though a substantial majority of the Public Shareholders do not agree with the Business Combination and have redeemed their Public Shares.

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

Our initial shareholders, including our Sponsors, own 89.2% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. If our initial shareholders purchase any units in the IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by Templar Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent director nominees also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10-”Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10-”Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

In light of the involvement of our Sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, officers, directors, existing holders or funds managed by certain of our affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10-”Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsors, officers, directors, existing holders or funds managed by certain of our affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

Trading in our securities is currently suspended on Nasdaq as a result of a delisting determination we received in connection with our failure to comply with certain continued listing standards by December 6, 2024, which was the deadline Nasdaq had set for us to consummate the Business Combination. In order to complete the delisting process, we expect that Nasdaq will file a Form 25-NSE with the SEC, and the delisting will become effective ten days after such Form 25-NSE is filed. Although we expect that we will be notified by Nasdaq prior to the filing of such Form 25-NSE, as well as prior to the release of a press release by Nasdaq announcing the delisting event, we are not at this time able to determine when such Form 25-NSE will be filed or when the delisting of our securities from Nasdaq will be complete. The delisting of our securities may delay, or ultimately prevent, the consummation of the Business Combination.

While we continue to work towards its completion, the Business Combination was not consummated as of December 6, 2024, which, as further discussed below, was the deadline Nasdaq had provided us to consummate the Business Combination or face potential delisting from the Nasdaq exchange as a result of non-compliance with certain of Nasdaq’s continued listing requirements.

On September 4, 2024, we received written notice from the Listing Qualifications Department of Nasdaq indicating that since the aggregate market value of our outstanding warrants was less than $1 million, we were no longer in compliance with the Nasdaq continued listing criteria set forth in Listing Rule 5452(b)(C) (the “Rule”), which required us to maintain an aggregate market value of our outstanding warrants of at least $1 million (the “Notice”). We subsequently submitted a plan to regain compliance with the Rule (the “Compliance Plan”).

On October 29, 2024, we received written notice from Nasdaq’s staff, stating that the Compliance Plan was not accepted as we had provided insufficient evidence to demonstrate that we could effect the Compliance Plan by its 36-month expiration date of December 6, 2024, at which time our securities would be delisted from Nasdaq in accordance with IM-5101-2, irrespective of our progress or lack thereof toward regaining compliance with the Rule, and that the Nasdaq’s staff had determined to initiate procedures to delist our warrants (and, as a result of the warrants’ inclusion therein, our units) from Nasdaq due to our non-compliance. Nasdaq suspended the trading of the Public Warrants and our units on November 5, 2024.

On December 10, 2024, we received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2, Nasdaq’s staff had determined that (i) our securities will be delisted from Nasdaq, (ii) trading of our SPAC Class A Ordinary Shares, Public Warrants, and units would be suspended at the opening of business on December 17, 2024 and (iii) a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since we failed to complete our initial business combination by December 6, 2024, Nasdaq’s staff concluded that we did not comply with Rule IM-5101-2 and that our securities are now subject to delisting.

As a result, trading in our securities on Nasdaq was effectively suspended with the open of the market on December 17, 2024, and our securities are currently eligible to trade only on the over-the-counter markets system.

On March 21, 2025, Nasdaq filed a Form 25-NSE in respect of our Class A ordinary shares with the SEC, and the delisting of our Class A ordinary shares will become effective on March 31, 2025.

In order to complete the delisting process with respect to our units and warrants, we expect that Nasdaq will file a Form 25-NSE in respect of such securities with the SEC, and the delisting will become effective ten days after such Form 25-NSE is filed. Although we expect that we will be notified by Nasdaq prior to the filing of such Form 25-NSE, as well as prior to the release of a press release by Nasdaq announcing the delisting event, we are not at this time able to determine when such Form 25-NSE will be filed or when the delisting of our units and warrants from Nasdaq will be complete. However, the filing of the Form 25-NSE by Nasdaq and the subsequent delisting of our units and warrants may occur at any time without prior notice.

Despite the delisting of our securities from Nasdaq, we intend to proceed with our efforts to consummate our initial Business Combination. However, Nasdaq approval of OmnigenicsAI’s initial listing application with respect to the Business Combination is a condition to such Business Combination, and there can be no guarantee that Nasdaq will approve such initial listing application, which may delay, or ultimately prevent the consummation of the proposed Business Combination.

Following the suspension of trading on Nasdaq, our Class A ordinary shares are quoted on the Pink Open Market of the OTC under the symbol “APXIF”.

There can be no assurance that we will be able to satisfy Nasdaq’s initial listing requirements, or regain compliance with Nasdaq’s continued listing requirements, in a timely manner, or at all, and such delisting may delay, or ultimately prevent, the consummation of the Business Combination.

In order to close the Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are generally more rigorous than Nasdaq’s continued listing requirements. We believe that we will be able to evidence compliance with Nasdaq’s initial listing requirements (and therefore also necessarily regain compliance with respect to all applicable continued listing requirements) upon the consummation of the Business Combination, with such compliance being a condition to the consummation of the Business Combination. However, there can be no guarantee that we will be able to satisfy such initial listing requirements or continued listing requirements in a timely manner, or at all.

Following the anticipated delisting of our securities from Nasdaq, we could become subject to the “penny stock” rules, the ability of our investors to sell our securities will likely be adversely impacted, and we may be unable to consummate the Business Combination in a timely manner, or at all, and would therefore be forced to liquidate. If we are forced to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and any Public Warrants held by our investors would expire worthless.

Following the anticipated delisting of our securities from Nasdaq, our ordinary shares could become subject to the regulations of the SEC relating to the market for penny stocks. Penny stocks are securities with a price of less than $5.00 per share unless (i) the securities are traded on a “recognized” national exchange or (ii) the issuer has “Net Tangible Assets” less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

The procedures applicable to penny stocks require a broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. The regulations applicable to penny stocks may severely affect the market liquidity for our ordinary shares and could limit the ability of shareholders to sell our ordinary shares in the secondary market.

Following the anticipated delisting by Nasdaq, if we are not able to list our securities on another national securities exchange, such securities may continue to be quoted on an over-the-counter market. However, if this were to occur, our investors would likely face significant and material adverse consequences with respect to their investment in us, including, but not limited:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	as discussed above, a determination that our ordinary shares are “penny stock”, which will require brokers trading in such ordinary shares to adhere to more stringent rules and which likely would serve as an additional factor that may reduce the trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage with respect to our securities; and

●	a decreased ability to issue additional securities or obtain additional financing in the future, which may adversely impact our efforts to consummate a Business Combination and otherwise continue its operations.

As a result, an investor would likely find it more difficult to trade, or to obtain accurate price quotations for, our securities following our delisting from Nasdaq. Delisting would likely also reduce the visibility, liquidity and value of our securities, including as a result of reduced institutional investor interest in us, and may increase the volatility of our securities. Delisting could also cause a loss of confidence of potential business combination partners, which could further harm our ability to consummate a business combination. Additionally, following our delisting from Nasdaq, because we will no longer be required to comply with Nasdaq’s continued listing standards, our investors will not enjoy the protections afforded to investors by listed companies’ compliance with such standards.

An additional potential negative consequence of delisting from the Nasdaq is that such delisting would likely lead to our securities losing their status as “covered securities.” The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are currently listed on Nasdaq (although trading is currently suspended, as further described herein), our units, SPAC Ordinary Shares and Public Warrants are considered covered securities under such statute. Although states are preempted from regulating the sale of our securities, this federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their respective states. If we were no longer listed on Nasdaq, our securities would not be covered securities and we therefore may become subject to such additional regulation in each state resulting from the loss of “covered securities” status, including in connection with a business combination.

A further negative consequence of our delisting from Nasdaq will result from the fact that the closing of the Business Combination is conditioned on the listing of the post-combination company on Nasdaq. Although we believe that, after our securities are delisted from Nasdaq, we may still potentially be able to meet Nasdaq’s initial listing requirements via the consummation of the Business Combination, there can be no guarantee that Nasdaq will approve such initial listing application, which may delay, or ultimately prevent the consummation of the proposed Business Combination.

If we are unable to consummate the Business Combination or any other business combination and are forced to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and any Public Warrants held by our investors would expire worthless.

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

Our Articles authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 199,479,944 and 20,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our Articles provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Articles requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, at least 65% of the then outstanding private placement warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements (provided that any modifications or amendments that would increase the warrant price or shorten the exercise period shall require the approval of the warrant holders in accordance with the warrant agreement)). In addition, our Articles require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. For example, on December 4, 2024, we amended our Articles to extend the time to complete the initial business combination from December 9, 2024 to December 9, 2025 (i.e., for up to a period ending 48 months after the consummation of the IPO). Therefore, our public shareholders had the opportunity to redeem their shares upon the approval of the amendment to our Articles. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by a special resolution under Cayman Islands law which requires the affirmative vote of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company. Our initial shareholders, who will collectively beneficially own 89.2% of our issued and outstanding ordinary shares entitled to vote thereon (assuming they do not purchase any securities in the open market), will participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.

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

As a result, we concluded that our disclosure controls were not effective, as of December 31, 2024, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification errors in statement of cash flows, accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations, including differences between U.S. GAAP and the International Accounting Standards;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

At December 31, 2024, we had $120 in operating cash and a working capital deficit of $4,765,415, excluding accrued interest receivable as it is not available for working capital purposes. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We have until the end of the Combination Period to complete our initial business combination which automatically triggers substantial doubt about our ability to continue as a going concern. There is no assurance that the initial business combination will be successful or successful within the Combination Period. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM IC. CYBERSECURITY.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management will report to our board of directors and provide updates on our management’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as OmnigenicsAI, may have been subject to, or may in the future be subject to, cybersecurity incidents.

ITEM 2. PROPERTIES.

We currently maintain our executive offices at 714 Westview Avenue, Nashville, Tennessee 37205. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants listed on the Nasdaq under the symbols “APXIU,” “APXI” and “APXIW,” respectively.

On October 29, 2024, we received written notice from Nasdaq’s staff, stating that the Compliance Plan was not accepted as we had provided insufficient evidence to demonstrate that we could effect the Compliance Plan by its 36-month expiration date of December 6, 2024, at which time our securities would be delisted from Nasdaq in accordance with IM-5101-2, irrespective of our progress or lack thereof toward regaining compliance with the Rule, and that the Nasdaq’s staff had determined to initiate procedures to delist our warrants (and, as a result of the warrants’ inclusion therein, our units) from Nasdaq due to our non-compliance. Nasdaq suspended the trading of the Public Warrants and our units on November 5, 2024.

On December 10, 2024, we received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2, Nasdaq’s staff had determined that (i) our securities will be delisted from Nasdaq, (ii) trading of our SPAC Class A Ordinary Shares, Public Warrants, and units would be suspended at the opening of business on December 17, 2024 and (iii) a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since we failed to complete our initial business combination by December 6, 2024, Nasdaq’s staff concluded that we did not comply with Rule IM-5101-2 and that our securities are now subject to delisting.

As a result, trading in our securities on Nasdaq was effectively suspended with the open of the market on December 17, 2024, and our securities are currently eligible to trade only on the over-the-counter markets system.

On March 21, 2025, Nasdaq filed a Form 25-NSE in respect of our Class A ordinary shares with the SEC, and the delisting of our Class A ordinary shares will become effective on March 31, 2025.

In order to complete the delisting process with respect to our units and warrants, we expect that Nasdaq will file a Form 25-NSE in respect of such securities with the SEC, and the delisting will become effective ten days after such Form 25-NSE is filed. Although we expect that we will be notified by Nasdaq prior to the filing of such Form 25-NSE, as well as prior to the release of a press release by Nasdaq announcing the delisting event, we are not at this time able to determine when such Form 25-NSE will be filed or when the delisting of our units and warrants from Nasdaq will be complete. However, the filing of the Form 25-NSE by Nasdaq and the subsequent delisting of our units and warrants may occur at any time without prior notice.

Despite the delisting of our securities from Nasdaq, we intend to proceed with our efforts to consummate our initial Business Combination. However, Nasdaq approval of OmnigenicsAI’s initial listing application with respect to the Business Combination is a condition to such Business Combination, and there can be no guarantee that Nasdaq will approve such initial listing application, which may delay, or ultimately prevent the consummation of the proposed Business Combination.

Following the suspension of trading on Nasdaq, our Class A ordinary shares are quoted on the Pink Open Market of the OTC under the symbol “APXIF”.

Holders

As of March 31, 2025, there was 1 holder of record of our units, 4 holders of record of our Class A ordinary shares and 3 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions. As of March 31, 2025, there are no Ordinary B ordinary shares outstanding.

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

On December 20, 2023, January 24, 2024, February 12, 2024, March 12, 2024, April 8, 2024 and May 28, 2024, we deposited $125,000 each month into the Trust Account in order to effect six one-month extensions of the termination date to June 9, 2024. On September 27, 2024, the Company deposited $375,000 (plus accrued interest) into the Trust Account representing $125,000 for each of the months of June 2024, July 2024 and August 2024, in order to extend the termination date to September 9, 2024. On November 8, 2024, the Company deposited a lumpsum of $375,000 for back payments to the Trust representing $125,000 for each of the months of September 2024, October 2024, and November 2024 to extend the termination date to December 9, 2024.

Class B Conversion

On October 2, 2023, in accordance with the provisions of our Articles, Templar Sponsor exercised its rights to convert an aggregate of 4,312,500 Class B ordinary shares into an equal number of Class A Ordinary Shares, on a one-for-one basis (the “Class B Conversion”). As a result of the Class B Conversion, no Class B ordinary shares remain outstanding.

Promissory Notes

On August 26, 2024, the Company issued the unsecured First Bioceres Note in the principal amount of $446,000 to Bioceres, an indirect shareholder of OmnigenicsAI. The First Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The First Bioceres Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the First Bioceres Note as well as all accrued interest and all other sums payable with regard to the First Bioceres Note becoming immediately due and payable.

On November 7, 2024, the Company issued the unsecured Second Bioceres Note in the principal amount of $700,000 to Bioceres. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination.

Fifth Extension

On December 4, 2024, the Company held the December 2024 EGM, and the shareholders approved an amendment to its Articles and to the Trust Agreement to extend the time to complete the initial business combination from December 9, 2024 to December 9, 2025 (i.e., for up to a period ending 48 months after the consummation of the IPO). No further extension payments are required in connection with the Fifth Extension.

Results of Operations

Our entire activity since inception up to December 31, 2024 was in preparation for our formation and the IPO, and since the closing of the IPO, the search for a target and consummating an initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2024, we had a net loss of $119,057 which consists of operating costs of $2,612,483, offset by interest income of $3,056,533 from investments in our Trust Account, $527,250 of unrealized loss on fair value changes of warrants and $35,857 of interest expense. The operating expenses were primarily due to fees for professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

Liquidity and Capital Resources and Going Concern

As of December 31, 2024, the Company had approximately $120 in its operating bank account and a working capital deficit of $4,765,415, excluding accrued interest receivable as it is not available for working capital purposes.

The Company’s liquidity needs up to December 31, 2024 had been satisfied through a payment from APx Sponsor of $25,000 for the founder shares to cover certain offering expenses. In addition, in order to finance transaction costs in connection with an initial business combination, the Company issued the Amended and Restated Note to Templar Sponsor in February 2024 i.e. an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $2,000,000, as defined in Note 6. As of December 31, 2024, there was $1,731,460 outstanding under the Amended and Restated Note. Due to the conversion feature of the note capped at $1,500,000, the principal balance of $1,500,000 is presented as Convertible note payable, with the remaining non-convertible portion of the note balance shown under Notes Payable.

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

On August 26, 2024, the Company issued a the unsecured Bioceres Note in the principal amount of $446,000 to Bioceres, an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The First Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The First Bioceres Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note as well as all accrued interest and all other sums payable with regard to the Note becoming immediately due and payable.

On November 7, 2024, the Company issued the unsecured Second Bioceres Note in the principal amount of $700,000 to Bioceres. The Second Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note as well as all accrued interest and all other sums payable with regard to the note becoming immediately due and payable.

As of December 31, 2024, $914,615 has been drawn under the Bioceres Notes.

Based on the availability under the Amended and Restated Note and the Bioceres Notes, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable and structuring, negotiating and consummating the Proposed Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, ”Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until December 9, 2025 (48 months from the closing of the IPO) if we further extend the period by up to twelve additional one-month periods, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as insufficient cash flows, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we were required to pay APX Sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team and other expenses and obligations of APX Sponsor. In connection with the Sponsor Alliance, this agreement has been terminated as of August 30, 2023, and as of December 31, 2024 and December 31, 2023, no fees remain outstanding thereunder.

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

Effective as of September 28, 2022, the underwriter from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022. No deferred underwriting commissions remain outstanding as of December 31, 2024.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Binomial Lattice simulation model-based approach (see Note 11).

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the IPO (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 17,575,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined there to be none.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024.  The adoption resulted in disclosure changes only.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this this Annual Report for the year ended December 31, 2024 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of December 31, 2024, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, accuracy and completeness of accounts payable and accrued expenses, accrued interest receivable and redemption value of ordinary shares subject to redemption. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Annual Report.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Title
Kyle Bransfield	40	Chief Executive Officer and Chairman of the Board of Directors
Xavier Martinez	33	Chief Financial Officer
Daniel Braatz	41	Director
Alfredo Vara Alonso	56	Director
Fara Remtulla	52	Director
Daniel Mudd	66	Director
Thomas P.M. Barry	42	Director

Kyle Bransfield serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Bransfield also is the founder of Union Acquisition Group and has served as its Chief Executive Officer and director since inception. He has also served as director and Chief Executive Officer of Union Acquisition Corp, and Union Acquisition Corp. II, leading the companies through successful mergers with Bioceres Crop Solutions (NASDAQ: BIOX) and Procaps Group (NASDAQ: PROC) in March 2019 and September 2021, respectively. Mr. Bransfield previously served on the board of Procaps Group and sat on the audit committee and the mergers and acquisitions committee. Following Lightjump Acquisition Corp’s successful business combination with Moolec Science Ltd. (NASDAQ: MLEC) in December 2022, Mr. Bransfield now serves as a board member on the compensation and audit committees. Mr. Bransfield was a Partner at Exos Technology Financial Partners, where he established a SPAC Asset Management business through the formation of Exos SPAC Opportunities I and the Morgan Creek-Exos SPAC+ Fund. Mr. Bransfield has over 16 years of experience in direct equity and debt private markets principal investing, public markets portfolio management, capital raising, and investment banking. Prior to joining Exos, Mr. Bransfield was a partner at Atlantic-Pacific Capital, leading the firm’s global direct private placement and structured investment activities from 2015 to 2019. Prior to Atlantic-Pacific, Mr. Bransfield was an investment banker in Sagent Advisors’ Private Financing Solutions Group from 2014 to 2015. Prior to Sagent, Mr. Bransfield spent five years as a Principal and General Partner at CS Capital Partners, a Philadelphia-based multi-family office focused on alternative investments. Mr. Bransfield began his career in the Mergers & Acquisitions Group at Stifel Nicolaus Weisel and received a B.S. in Business Administration from American University. We believe Mr. Bransfield’s extensive corporate and private venture capital experience, including as our Chief Executive Officer, as well as his extensive experience serving in a number of executive positions and as a board member of other companies, makes him well qualified to serve as a Director.

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

Daniel Braatz currently serves as a Director and previously served as our Chief Executive Officer and Chairman of the Board since our initial public offering through the closing of the transactions contemplated by the Purchase Agreement. In addition, Mr. Braatz (i) co-founded (a) FHipo, the first MREIT in the region with over $1.4 billion in AUM, and (b) VACE Partners, a company providing specialized financial services, (ii) founded (a) Yave, a leading non-bank digital mortgage lender in Mexico, (b) VRE, a vertical residential developer, and (c) AC Capital, a distressed asset fund, (iii) currently serves as a board member of FHipo, Infosel, Conjunto Inmobiliario Polanco, Yave, Parkour Ventures and AC Capital and (iv) holds an LPAC position in Yaax Capital. Prior to his entrepreneurial life, Mr. Braatz worked at Citigroup as an investment banker. Mr. Braatz holds a B.S. in Industrial Engineering from Instituto Tecnológico Autónomo de México (ITAM). We believe Mr. Braatz’s extensive corporate and private venture capital experience, as well as his extensive experience serving in a number of executive positions and as a board member of other companies, makes him well qualified to serve as a Director.

Alfredo Vara Alonso serves as one of our independent directors. Mr. Vara is co-founder and member of the board of APx Capital. Has more than 25 years of experience in the public and private financial sector, through diverse financial institutions and investing platforms with AUM in excess of $1.5 billion). Mr. Vara is co-founder of VACE Partners, directing diverse transactions through Mexico and Latin America including M&A, structured debt, capital raising, and financial advice, among others. Mr. Vara is Co-founder, member of the board, and the first managing partner of FHipo, and is currently involved in the vehicle’s strategic decision-making. Mr. Vara is co-founder and board member of AC Capital and Yave. Mr. Vara is the largest minority investor in HiTo, master administrator platform, and advisor to the board. Mr. Vara was General Director of Banobras, the fifth largest bank in Mexico by loan portfolio, from February 2017 to November 2018 and during his tenure financial performance was substantially improved while financial access was promoted. Banobras became the first issuer of sustainable bonds in Latin America, among other important achievements. Mr. Vara was also in charge of overseeing FONADIN’s investments, the biggest MLP in Mexico. Mr. Vara has served as board member, at different times, of Afore XXI, Infonavit, Fincasa, Finrural, among others. Prior to his entrepreneurial experiences, Mr. Vara was a first level officer at IPAB (Instituto para la Protección al Ahorro Bancario). He also worked for Deutsche Bank’s Latin American Global Market Sales Group, where he headed the Debt Local Capital Markets effort in Mexico. Mr. Vara is currently working on several new initiatives. Mr. Vara holds a B.S. in Economics from ITAM, and an MBA and M.A. in Economics from Yale University. We believe Mr. Vara’s extensive corporate and private venture capital experience, as well as his extensive experience serving in a number of executive positions and as a board member of other companies, makes him well qualified to serve as a director.

Fara Remtulla serves as one of our independent directors and the chair of our nominating and corporate governance committee. Ms. Remtulla has served as the Chief Operating Officer at Bridge It, Inc., a leading financial wellness application focused on helping users improve their financial health, since August 2021. She also served as Head of Digital Delivery at BSF Digital Ventures, a subsidiary of Banque Saudi Fransi, from 2019 to 2021. Ms. Remtulla is an experienced Fintech practitioner who has been involved in launching new digital banking propositions, including co-founding BankCLEARLY, a middle-eastern neo-bank, where she worked closely with regional banks to advance fintech across the banking system, from 2016 to 2018. Prior to founding BankCLEARLY, Ms. Remtulla was the Vice President of Group Strategy at Abu Dhabi Commercial Bank, where she focused on corporate and digital strategy, innovation, and customer experience from 2012 to 2016. Ms. Remtulla also held leadership roles at Deutsche Bank in the Corporate and Investment Bank from 2005 to 2010 and at Citigroup from 2003 to 2005. She began her career with McKinsey & Company in their New York office in 2001. She holds a Masters in Business Administration from Columbia Business School and a Bachelors in Engineering from McGill University. We believe Ms. Remtulla is qualified to serve as a member of the Board because of her significant experience in finance and fintech.

Daniel Mudd serves as one of our independent directors and the chair of our audit committee Director. Since 2015, Mr. Mudd has served as senior adviser at Gore Street Capital, an alternatives asset manager in the United Kingdom. He served as Chief Executive Officer of Fortress Investment Group LLC, an alternative asset manager, from August 2009 through December 2011. Previously, Mr. Mudd served as President and Chief Executive Officer of Fannie Mae from 2005 to 2008. Mr. Mudd was also a member of the Fannie Mae Board of Directors. Prior to serving as Chief Executive Officer of Fannie Mae, Mr. Mudd served as the Vice Chairman and Chief Operating Officer of Fannie Mae from 2001 to 2005. As Chief Operating Officer, Mr. Mudd was responsible for originations, marketing, operations, systems, local outreach and administration. Prior to joining Fannie Mae in February 2000, Mr. Mudd served as a senior officer at GE Capital from 1991 to 2000. Prior to his tenure at GE Capital, Mr. Mudd held positions in management consulting and financial services with Xerox Corporation, Ayers Whitmore and Company, and the World Bank. Mr. Mudd previously served on the boards of Ryder System, Inc., Hampton University, the University of Virginia Board of Managers, the Marine Corps University Foundation, the Local Initiatives Support Corporation, Sidwell Friends School and GEMS Asia Advisors. Mr. Mudd holds a B.A. in American History from the University of Virginia and a Masters in Public Administration from the John F. Kennedy School at Harvard University. We believe Mr. Mudd is qualified to serve as a member of the Board because of his extensive board experience and his financial background.

Thomas P.M. Barry serves as one of our independent directors and the chair of our compensation committee. Mr. Barry is the Founder and has served as Chief Investment Officer of TBarry Capital from 2017. He has also served as chief executive officer and a director of Jones Lake Management since Mary 2024. He was an executive with Ruppert Companies where he served as Chief Financial Officer from 2014 to 2016 and Division President from 2016 to 2024 for Ruppert Landscape, LLC, one of the US’s largest commercial landscaping businesses. From 2008 to 2014, Mr. Barry served as the Chief Investment Officer of The Carr Companies (including The Oliver Carr Company, Carr Hospitality and Carr City Centers), where he oversaw acquisitions, dispositions, financing, partnership structuring and a range of contract negotiations within the commercial real estate sector. Mr. Barry served as a Senior Associate at FBR Capital Markets in the Real Estate Equity Research Group from 2005 to 2008. Mr. Barry earned his Master of Business Administration from the Wharton School at the University of Pennsylvania and his Bachelor’s of Science degree in Business Administration from American University. He is also currently a member of Harvard Business School’s OPM 61 class. We believe Mr. Barry is qualified to serve as a member of the Board because of his significant investment and mergers and acquisitions experience.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the registered public accounting firm has with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

We have adopted a compensation committee charter, which details the principal purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of Class A Ordinary Shares to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who beneficially own more than 10% of our Class A ordinary shares are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based upon a review of such forms), we believe that during the year ended December 31, 2024 there were no delinquent filers with the following exceptions: (i) each of APX Sponsor, David Proman and Angel Moreno failed to timely file a Form 4 with respect to the transactions contemplated by the Purchase Agreement and (ii) Kyle Bransfield failed to (i) timely file his Form 3 with respect to the transactions contemplated by the Purchase Agreement and (ii) timely file a Form 4 relating to the conversion of Class B ordinary shares into Class A ordinary shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2025, by:

●	each person known by us to be a beneficial owner of more than 5% of our issued and ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The following table is based on 4,832,556 ordinary shares outstanding at March 31, 2025, of which 4,832,556 were Class A ordinary shares and none of which were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Unless otherwise indicated, the principal business address for the persons listed below is 714 Westview Avenue, Nashville, Tennessee 37205.

	Class A Ordinary Shares
Name and Address of Beneficial Owner	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
APx Cap Sponsor Group I, LLC(1)	970,312	20.1%
Templar, LLC(2)	3,342,188	69.2%
Kyle Bransfield(2)	3,342,188	69.2%
Daniel Braatz(1)	-	-
Xavier Martinez(1)	-	-
Alfred Varo Alonso(1)	-	-
Fara Remtulla	-	-
Daniel Mudd	-	-
Thomas P.M. Barry	-	-
All directors and executive officers as a group (7 individuals) after Effective Date	4,272,500	89.2%
Greater than 5% holders
Mizuho Financial Group, Inc.(4)	792,581	16.4%

*	Less than one percent

(1)	APx Cap Sponsor Group I, LLC, our co-sponsor, is the record holder of such shares, is controlled by its managing member, APx Cap Holdings I, LLC. APx Cap Holdings I, LLC’s board of directors consists of three members. Each director of APx Cap Holdings I, LLC has one vote, and the approval of the members of the board of directors is required to approve an action of APx Cap Holdings I, LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to APx Cap Holdings I, LLC. Based upon the foregoing analysis, no individual manager of APx Cap Holdings I, LLC exercises voting or dispositive control over any of the securities held by APx Cap Holdings I, LLC even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of each of APx Cap and the individuals listed herein is Juan Salvador Agraz 65, Contadero, Cuajimalpa de Morelos, 05370, Mexico City, Mexico.

(2)	Templar, LLC (“Templar”), our co-sponsor, is the record holder of such shares. Kyle Bransfield is the managing member of Templar, and as such, has voting and investment discretion with respect to the ordinary shares held of record by Templar and may be deemed to share beneficial ownership of the ordinary shares held by Templar. Mr. Bransfield disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The principal business address of Templar is 714 Westview Avenue, Nashville, Tennessee 37205.

(3)	Does not include any shares indirectly owned as a result of a direct or indirect membership interest in the Sponsor.

(4)	Shares beneficially owned are based on Scheduled 13G filed with the SEC on September 30, 2024 by Mizuho Financial Group, Inc, which information has not been independently confirmed. The principal business address of Mizuho Financial Group, Inc. is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

Our Sponsors beneficially owns approximately 89.2% of the issued and outstanding Class A ordinary shares as of March 31, 2025. Because of this ownership block, our Sponsors may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Articles and approval of significant corporate transactions including our initial business combination.

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

Equity Compensation Plans

As of December 31, 2024, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $165,012 and $86,904, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2024 and 2023.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2024 and 2023.

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

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated February 27, 2023 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on February 27, 2023).

3.3	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated September 7, 2023 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on September 13, 2023).

3.4	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated December 8, 2023 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 14, 2023).

3.5	Amendment to Amended and Restated Memorandum and Articles of Incorporation, dated December 4, 2024 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 10, 2024).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.2	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

4.4	Warrant Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

4.5	Description of Securities.

10.1	A Letter Agreement, dated December 6, 2021, among the Company and its officers and directors and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.2	Investment Management Trust Agreement, dated December 6, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.3	Amendment No. 1 to Investment Management Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, dated February 27, 2023 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on February 27, 2023).

10.4	Registration Rights and Shareholder Agreement, dated December 6, 2021, between the Company and certain security holders (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated December 6, 2021, between the Company and the Sponsor (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.6	Form of Indemnity Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (333-261247), filed with the SEC on November 19, 2021).

10.7	Administrative Services Agreement, dated December 6, 2021, between the Company and the Sponsor (Incorporated by reference to exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-41125), filed with the SEC on December 9, 2021).

10.8	Promissory Note, dated February 28, 2023, issued by the Company. (incorporated by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.9	Termination Agreement, dated August 30, 2023 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2023).

10.10	Amendment to the Investment Management Trust Agreement, dated September 7, 2023 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.11	Purchase Agreement, dated September 8, 2023, among the Company, the Sponsor and Purchaser (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.12	Joinder Agreement, dated September 8, 2023 (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.13	Letter Agreement Amendment, dated September 8, 2023, between the Company and its resigning officers and directors (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2023).

10.14	Amendment to the Investment Management Trust Agreement, dated December 8, 2023(incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2023).

10.15	Amended and Restated Promissory Note, dated February 9, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2024).

10.16	Joinder Agreement, dated as of March 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field with the SEC on March 25, 2024).

10.17	Business Combination Agreement, dated as of March 25, 2024, by and among the Company, Merger Sub, OmnigenicsAI and MultiplAI. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field with the SEC on March 29, 2024).

10.18	Voting and Support Agreement, dated as of March 25, 2024, by and among the Company, Templar LLC, OmnigenicsAI and the Parent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, field with the SEC on March 29, 2024).

10.19	Backstop Agreement, dated as of March 25, 2024, by and among Theo I SCSp, OmnigenicsAI and Heritas Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, field with the SEC on March 29, 2024).

10.20	Promissory Note, dated as of August 26, 2024, issued by the Company (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 26, 2024).

10.21	Promissory Note, dated as of November 7, 2024, issued by the Company (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 7. 2024).

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Officer Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

ITEM 16. 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025

APX ACQUISITION CORP. 1

By:	/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Kyle Bransfield	Chief Executive Officer, Chairman of the Board	March 31, 2025
Kyle Bransfield	(Principal Executive Officer)

/s/ Xavier Martinez	Chief Financial Officer	March 31, 2025
Xavier Martinez	(Principal Financial and Accounting Officer)

/s/ Daniel Braatz	Director	March 31, 2025
Daniel Braatz

/s/ Alfredo Vara Alonso	Director	March 31, 2025
Alfredo Vara Alonso

/s/ Fara Remtulla	Director	March 31, 2025
Fara Remtulla

/s/ Daniel Mudd	Director	March 31, 2025
Daniel Mudd

/s/ Thomas P.M. Barry	Director	March 31, 2025
Thomas P.M. Barry

APX ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

APx Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of APx Acquisition Corp. I (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 9, 2025. The Company entered into a definitive merger/business combination agreement with a business combination target on March 25, 2024; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to December 9, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after December 9, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, Texas
March 31, 2025

APX ACQUISITION CORP. I

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$120	$8,167
Prepaid expenses	-	-
Accrued interest receivable	60,458	281,963
Total Current Assets	60,578	290,130
Non-current Investment held in Trust Account	6,208,367	62,406,649
TOTAL ASSETS	$6,268,945	$62,696,779
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,118,948	$224,903
Notes payable	1,146,075	-
Convertible note payable	1,500,000	520,600
Due to Related Party	512	-
Total current liabilities	4,765,535	745,503
Warrant liabilities	1,406,000	878,750
Total Liabilities	6,171,535	1,624,253
Commitments and Contingencies (Note 7)
Class A ordinary shares –520,056 and 5,597,624 shares subject to possible redemption at $12.05 and $11.20 per share redemption value at December 31, 2024 and 2023, respectively	6,268,825	62,688,612
Shareholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	-	-
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; 4,312,500 issued and outstanding at December 31, 2024 and 2023 (excluding 520,056 and 5,597,624 shares subject to possible redemption at December 31, 2024 and 2023, respectively)	431	431
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding at December 31, 2024 and 2023	-	-
Additional paid-in capital	-	-
Accumulated Deficit	(6,171,846)	(1,616,517)
Total Shareholders’ Deficit	(6,171,415)	(1,616,086)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$6,268,945	$62,696,779

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Formation costs and other operating expenses	$2,612,483	1,744,855

Loss from operations	(2,612,483)	(1,744,855)

Other income (expense):
Interest earned on investments in Trust Account	3,056,533	4,024,613
One-time advisory fee	-	1,625,000
Gain on settlement of debt	-	117,373
Interest expense	(35,857)	(82,345)
Change in fair value of warrant liabilities	(527,250)	(562,277)
Gain on settlement of trade payables	-	878,886
Total Other Income (expense), net	2,493,426	6,001,250
Net (loss) income	$(119,057)	$4,256,395
Weighted average shares outstanding of Class A ordinary shares, redeemable	5,222,899	8,018,829
Basic and diluted net (loss) income per share, Class A ordinary shares, redeemable	$(0.01)	$0.35
Weighted average shares outstanding, Class A and Class B ordinary shares, non-redeemable	4,312,500	4,312,500
Basic and diluted net (loss) income per share, Class A and Class B ordinary shares, non-redeemable	$(0.01)	$0.35

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Shares		Class B Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2023	4,312,500	$431			$-	$(1,616,517)	$(1,616,086)
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-		(4,436,272)	(4,436,272)
Net loss	-	-	-	-	-	(119,057)	(119,057)
Balance-December 31, 2024	4,312,500	$431	-	$-	$-	$(6,171,846)	$(6,171,415)

	Class A Common Shares		Class B Common Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2022	-	$-	4,312,500	$431	$-	$(552,763)	$(552,332)
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(704,464)	(5,320,149)	(6,024,613)
Gain on settlement of related party payables					704,464	-	704,464
Conversion of Class B into Class A shares	4,312,500	431	(4,312,500)	(431)
Net income	-	-	-	-	-	4,256,395	4,256,395
Balance-December 31, 2023	4,312,500	$431	-	$-	$-	$(1,616,517)	$(1,616,086)

The accompanying notes are an integral part of the financial statement.

APX ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash Flows from Operating Activities:

Net (loss) income	$(119,057)	$4,256,395
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of warrant liabilities	527,250	562,277
Interest earned on marketable securities held in trust	(3,278,038)	(4,320,595)
Amortization of debt discount	-	82,345
Gain on settlement of debt	-	(117,373)
Gain on settlement of trade payables	-	(878,886)
Changes in operating assets and liabilities:
Prepaid expenses	-	137,500
Accrued interest receivable	221,505	295,982
Accounts payable and accrued expenses	1,894,045	1,056,716
Due to Related party	512	-
Net cash (used in) provided by operating activities	(753,783)	1,074,361
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,379,739)	(2,000,000)
Investment withdrawn from Trust Account	60,856,059	121,866,147
Net cash provided by investing activities	59,476,320	119,866,147
Cash Flows from Financing Activities:
Proceeds received from promissory note, convertible	979,400	520,600
Proceeds received from promissory note	1,146,075	1,625,000
Repayment of promissory note		(1,625,000)
Payments for redemption for class A common share	(60,856,059)	(121,866,147)
Net cash used in financing activities	(58,730,584)	(121,345,547)
Net Change in Cash	(8,047)	(405,039)
Cash - Beginning of period	8,167	413,206
Cash - End of period	$120	$8,167
Non-cash investing and financing activities:
Conversion of class B to class A shares	$-	$431
Gain on settlement of related party payables	$-	$704,464
Remeasurement of Class A shares subject to possible redemption	$(4,436,272)	$6,024,612

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

As of December 31, 2024, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Notice, unless the Company requests a hearing to appeal this determination by November 5, 2024, the Company’s warrants and units will be suspended at the opening of business on November 5, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s warrants and units from listing and registration on Nasdaq (the “Warrant/Unit Delisting”). The Company does not intend to request a hearing. The Warrant/Unit Delisting does not affect the listing or trading of the Company’s Class A ordinary shares on the Nasdaq Global Market, other than those contained within the units. As of the date of this Annual Report on Form 10-K, our warrants and units have been suspended from trading; however, Nasdaq has not yet filed the Form 25-NSE with the SEC.

On December 10, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s Class A common stock, warrants, and units will be suspended at the opening of business on December 17, 2024 and (iii) a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by December 6, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities are now subject to delisting.

As a result, trading in our securities on Nasdaq was effectively suspended with the open of the market on December 17, 2024, and our securities are currently eligible to trade only on the over-the-counter markets system.

On March 21, 2025, Nasdaq filed a Form 25-NSE in respect of our Class A ordinary shares with the SEC, and the delisting of our Class A ordinary shares will become effective on March 31, 2025.

In order to complete the delisting process with respect to our units and warrants, we expect that Nasdaq will file a Form 25-NSE in respect of such securities with the SEC, and the delisting will become effective ten days after such Form 25-NSE is filed. Although we expect that we will be notified by Nasdaq prior to the filing of such Form 25-NSE, as well as prior to the release of a press release by Nasdaq announcing the delisting event, we are not at this time able to determine when such Form 25-NSE will be filed or when the delisting of our units and warrants from Nasdaq will be complete. However, the filing of the Form 25-NSE by Nasdaq and the subsequent delisting of our units and warrants may occur at any time without prior notice.

Despite the delisting of our securities from Nasdaq, we intend to proceed with our efforts to consummate our initial Business Combination. However, Nasdaq approval of OmnigenicsAI’s initial listing application with respect to the Business Combination is a condition to such Business Combination, and there can be no guarantee that Nasdaq will approve such initial listing application, which may delay, or ultimately prevent the consummation of the proposed Business Combination.

Following the suspension of trading on Nasdaq, our Class A ordinary shares are quoted on the Pink Open Market of the OTC under the symbol “APXIF”.

The Company will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

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

Fifth Extension

On December 4, 2024, the Company held an extraordinary general meeting (the “December 2024 EGM”), As approved by its shareholders at the meeting, APx Acquisition Corp. I (the “Company”), and its trustee, Continental Stock Transfer & Trust Company (the “Trustee”), signed an amendment (the “Trust Agreement Amendment”) to the investment management trust agreement dated as of December 6, 2021 (the “Trust Agreement”), giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) to December 9, 2025 (as extended, the “Extended Date”) (i.e., for a period of time ending 48 months after the consummation of its initial public offering (the “IPO”)) (the “Extension Amendment Proposal”).

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

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

If the Company is unable to complete a Business Combination by December 9, 2025, 48 months from the closing of the IPO, assuming we further extend the period by up to twelve additional one-month periods (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

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

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

If the Company is unable to complete a Business Combination by December 9, 2025, 48 months from the closing of the IPO, assuming we further extend the period by up to twelve additional one-month periods (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a  per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

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

Liquidity and Capital Resources

As of December 31, 2024 and 2023, the Company had $120 and $8,167 in cash and a working capital deficit of $4,765,415 and $737,336, respectively, excluding accrued interest receivable as it is not available for working capital purposes.

The Company’s liquidity needs up to December 31, 2024, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Notes (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 6).

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

On September 8, 2023, in connection with the Sponsor Alliance, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000, which amount was later amended to $2,000,000. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, as of December 31, 2024, the amount was determined to be de minimis. As of December 31, 2024, and December 31, 2023, a principal balance of $1,731,460 and $520,600 was outstanding under the Working Capital Promissory Note. The amount outstanding as of December 31, 2023, includes $20,600 of advances received from the Sponsor Alliance to cover expenses until the amendment to the working capital promissory note was finalized (See Note 6). Because the conversion feature of the note is capped at $1,500,000, this amount of the principal balance as of December 31, 2024 is presented as Convertible note payable, with the remaining non-convertible portion of $231,460 presented as Notes payable.

On August 26, 2024, the Company issued an unsecured promissory note (the “Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The Bioceres Note bears interest at 20% per annum. The Company shall repay all interest accrued and the principal balance on the date on which the Company consummates its initial business combination. As of December 31, 2024, the principal balance outstanding is $446,000.

On November 7, 2024, the Company issued the unsecured Second Bioceres Note in the principal amount of $700,000 to Bioceres. The Second Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note as well as all accrued interest and all other sums payable with regard to the note becoming immediately due and payable. As of December 31, 2024, the principal balance outstanding is $468,615.

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

Going Concern Consideration

At December 31, 2024 and 2023, the Company had $120 and $8,167 in operating cash and a working capital deficit of $4,765,415 and $737,336, respectively, excluding Accrued interest receivable as it is not available for working capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Account Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until December 9, 2025 (48 months from the closing of the IPO), if we further extend the period by up to twelve additional one-month periods, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution as well as insufficient cash flows raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Chief Executive Officer and Chairman of the Board, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $120 and $8,167 in cash and no cash equivalents as of December 31, 2024, and 2023, respectively.

Investments Held in Trust Account

As of December 31, 2024, and 2023, the Company had $6,208,367 and $62,406,649 respectively held in the Trust Account which invests only in direct U.S. government treasury obligations.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2024 and 2023, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.

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

On October 2, 2023, in accordance with the provision of the Articles, each of the APx Sponsor and the Templar Sponsor exercised its rights to convert an aggregate of 4,312,500 Class B ordinary shares into an equal number of Class A ordinary shares, on a one-for-one basis (the “Class B Conversion”). As a result of the Class B Conversion, no Class B ordinary shares remain outstanding as of December 31, 2023 and December 31, 2024.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts) for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Class A Ordinary Shares, Redeemable	Class A and Class B Ordinary Shares, Non-Redeemable	Class A Ordinary Shares, Redeemable	Class A and B Ordinary Shares, Non-Redeemable
Basic and diluted net income per ordinary share Numerator:
Allocation of net (loss) income	$(65,212)	$(53,845)	$2,767,853	$1,488,542
Denominator Basic and diluted weighted average shares outstanding	5,222,899	4,312,500	8,018,829	4,312,500
Basic and diluted net (loss) income per ordinary shares	$(0.01)	$(0.01)	$0.35	$0.35

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Binomial Lattice model-based approach (see Note 11).

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted beginning on January 1, 2021. The Company assessed the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows and determined there to be none.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024.  The adoption resulted in disclosure changes only.

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

ln September 2022, the Company reversed the $6,037,500 of deferred underwriting fees as the underwriters resigned from their role in the Business Combination and thereby waived their right of the deferred underwriting commissions.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of December 31, 2024 and 2023, all of the over-allotment units had been settled simultaneously with the close of the IPO. No Class B ordinary shares were forfeited or subject to forfeiture.

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

Related Party Loans / Promissory Note - Related Party

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. See the description of the First Promissory Note, the Second Promissory Note, the Working Capital Promissory Note, and the Amended and Restated Note under Note 6 – Promissory Notes Payable for activity under this arrangement.

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

On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes. In connection, the Company incurred a gain on settlement of debt of $117,373. The Promissory Note payable is considered paid in full, and the Company no longer has access to draw funds. The Payee forfeited all newly issued private placement warrants, and there was no debt discount as of December 31, 2024, and December 31, 2023.

On September 8, 2023, in connection with the Sponsor Alliance, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. As of December 31, 2023, the principal balance of $520,600 was outstanding and the fair value of the conversion feature was di minimis. This amount includes $20,600 of advances received from the Sponsor Alliance to cover expenses until the amendment to the Working Capital Promissory note was finalized (see below).

On February 9, 2024, the Working Capital Promissory Note was amended and restated (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used for the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended). Other than as set forth above, the terms of the Amended and Restated Note are identical to those of the Working Capital Promissory Note. The issuance of the Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2024, a principal balance of $1,731,460 was outstanding and the fair value of the conversion feature was immaterial. However, because the conversion feature of the note is capped at $1,500,000, this amount of the principal balance as of December 31, 2024 is presented as Convertible note payable, with the remaining non-convertible portion of $231,460 presented as Notes payable.

On August 26, 2024, the Company issued an unsecured promissory note (the “Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The Bioceres Note bears interest at 20% per annum. The Company shall repay all interest accrued and the principal balance on the date on which the Company consummates its initial business combination. The Bioceres Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Bioceres Note as well as all accrued interest and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2024, the principal balance outstanding is $446,000 and is presented as Notes payable.

On November 7, 2024, the Company issued the unsecured Second Bioceres Note in the principal amount of $700,000 to Bioceres. The Second Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note as well as all accrued interest and all other sums payable with regard to the note becoming immediately due and payable. As of December 31, 2024, the principal balance outstanding is $468,615 and is presented as Notes payable.

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

Structuring Services Agreement

On May 18, 2023, Grupo Promotor de Desarrollo e Infraestructura, S.A. de C.V. (“Prodi Capital”) engaged the Company to act as a structuring agent in connection with potential transaction related to a business combination. The Company will be entitled to customary fees in such capacity, with payment due upon finalization of the advisory services. In connection with the Sponsor Alliance Transaction (see Note 1), the Company ended the services agreement. For the years ended December 31, 2024 and 2023, the Company received nil for services rendered in relation to this agreement.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and

●	if, and only if, the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive the number of shares determined by reference to the table set forth under “Description of Securities-Warrants-Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below);

●	if, and only if, the Reference Value (as defined above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like), the private placement warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

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

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Class A Ordinary shares - The Company is authorized to issue 200,000,000 shares of $0.0001 par value Class A shares. As of December 31, 2024 and 2023, there were 4,312,500 shares issued and outstanding (excluding 520,056 and 5,597,624 shares subject to possible redemption as of December 31, 2024 and 2023, respectively).

Class B Ordinary shares - The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2024 and 2023, there were zero Class B ordinary shares issued and outstanding.

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

On October 2, 2023, the Company entered into a Share Exchange Agreement with the Purchaser and the Sponsor (the “Share Exchange Agreement”), pursuant to which each of the Purchaser and the Sponsor exchanged (the “Share Exchange”) all Class B ordinary shares then held (totaling an aggregate of 4,312,500 shares) into Class A ordinary shares. The Company issued 4,312,500 Class A ordinary shares (the “Exchange Shares”) in connection with the Share Exchange. As a result of the Class B Conversion, no Class B ordinary shares remain outstanding as of December 31, 2024 and 2023.

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

In connection with the shareholders’ vote at the December 2024 EGM of shareholders held by the Company on December 4, 2024, 5,077,568 Public Shares were tendered for redemption, leaving 520,056 Public Shares subject to redemption. As a result, $60,856,059.42 (approximately $11.99 per share) will be removed from the Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $6,233,015.29 will remain in the Trust Account.

At December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2022	$178,530,147
Less:
Shares redeemed in February 2023	(111,346,281)
Shares redeemed in September 2023	(8,273,281)
Shares redeemed in December 2023	(2,246,585)
Add:
Remeasurement of carrying value to redemption value	6,024,612
Class A ordinary shares subject to possible redemption at December 31, 2023	$62,688,612
Less:
Shares redeemed in December 2024	(60,856,059)
Add:
Remeasurement of carrying value to redemption value	4,436,272
Class A ordinary shares subject to possible redemption at December 31, 2024	$6,268,825

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account - (1)	1	$6,208,367	$62,406,649
Liabilities:
Warrant Liability - Public Warrants - (2)	3 / 1	$690,000	$431,250
Warrant Liability - Private Warrants - (2)	3 / 2	$716,000	$447,500

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)	Due to the suspension of trading of the public warrants in November 2024, the public and private warrants have been assessed as Level 3 as of December 31, 2024 as no directly or indirectly observable public warrant list price.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

Initial Measurement

The Warrants were valued using a Binomial Lattice model-based approach, which is considered to be a Level 3 fair value measurement. The Binomial Lattice simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The key inputs into the Binomial Lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Inputs	December 9, 2021 (Initial Measurement)
Risk-free interest rate	1.26%
Expected term (years)	5.0
Expected volatility	15.0%
Exercise price	$11.50
Stock price	$9.59

The Company’s use of a Binomial Lattice simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined to be five years, in-line with a typical equity investor assumed holding period

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of business combinations by similar special purpose acquisition companies. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-half of one Public Warrant, represents the closing price on the measurement date as observed from the ticker APXIU.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of December 31, 2024, and 2023, the Private Placement Warrants were fair valued using the Binomial Lattice Simulation Method.

The key inputs into the Binomial Lattice simulation model for the Private Placement Warrants are as follows at subsequent measurement:

Inputs	December 31, 2024	December 31, 2023
Risk-free interest rate	4.42%	3.88%
Expected term (years) to exercise date	.33	.75
Expected volatility	1.11%	.55%
Exercise price	$11.50	$11.50
Stock price	$9.99	$11.18
Dividend yield	0.00%	0.00%
Expected term to maturity date	4.82	5.20
Probability of a successful merger	90.00%	90.00%

The following table presents the changes in the fair value of the Level 3 and Level 2 warrant liabilities as of December 31, 2024, and December 31, 2023, respectively:

Private Placement
Fair value as of December 31, 2023	$447,500
Change in valuation inputs or other assumptions	268,500
Fair value as of December 31, 2024	$716,000

(1)	Changes in valuation inputs or other assumptions are recognized in the change in fair value of warrant liabilities in the statements of operations.

NOTE 12. SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic area, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and access performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2024	December 31, 2023
Formation costs and other operating expenses	$2,612,483	1,744,855
Interest earned on investments held in Trust Account	$3,056,533	4,024,613

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation costs and other operating expenses. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation costs and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation costs and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the balance sheet date up through the date the financial statements was issued. Based upon the review, management did not identify, other than what has already been disclosed as part of the financial statement footnotes, any subsequent events that would have required adjustment or disclosure in the financial statements.