Form 10-Q
period 2025-03-31
APx Acquisition Corp. I
filed 2025-06-11
CIK 1868573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 10, 2025, there were 4,832,556 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, $0.0001 par value, issued and outstanding.

APX ACQUISITION CORP. I

Form 10-Q For the Quarter Ended March 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APX ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$72	$120
Accrued interest receivable	22,474	60,458

Total Current Assets	22,546	60,578
Non-current Investment held in Trust Account	6,311,873	6,208,367

TOTAL ASSETS	$6,334,419	$6,268,945

LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses and accounts payable	$2,266,609	$2,118,948
Notes payable	1,401,536	1,146,075
Convertible note payable	1,500,000	1,500,000
Due to Related Party	512	512

Total current liabilities	5,168,657	4,765,535
Warrant liabilities	4,745,250	1,406,000

Total Liabilities	9,913,907	6,171,535

Commitments and Contingencies (Note 7)
Class A ordinary shares; 520,056 shares subject to possible redemption as of March 31, 2025 and December 31, 2024, at redemption value outstanding	6,334,347	6,268,825
Shareholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares - $0.0001 par value; 200,000,000 shares authorized; 4,312,500 issued and outstanding as of March 31, 2025 and December 31, 2024	431	431
Class B ordinary shares - $0.0001 par value; 20,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	—	—
Accumulated Deficit	(9,914,266)	(6,171,846)

Total Shareholders’ Deficit	(9,913,835)	(6,171,415)

TOTAL LIABILITIES, CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$6,334,419	$6,268,945

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operating expenses	$351,503	$1,305,094

Loss from operations	(351,503)	(1,305,094)
Other income (expense):
Interest earned on investments in Trust Account	65,522	813,333
Interest expense	(51,667)	—
Change in fair value of warrant liabilities	(3,339,250)	(1,757,500)

Total Other Income (expense), net	(3,325,395)	(944,167)

Net loss	$(3,676,898)	$(2,249,261)

Weighted average shares outstanding of Class A ordinary shares, redeemable	520,056	5,597,624

Basic and diluted net loss per share, Class A ordinary shares, redeemable	$(0.76)	$(0.23)

Weighted average shares outstanding, Class A ordinary shares, non-redeemable	4,312,500	4,312,500

Basic and diluted net loss per share, Class A ordinary shares, non-redeemable	$(0.76)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2024	4,312,500	$431	—	$—	$—	$(6,171,846)	$(6,171,415)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(65,522)	(65,522)
Net loss	—	—	—	—	—	(3,676,898)	(3,676,898)

Balance-March 31, 2025	4,312,500	$431	—	$—	$—	$(9,914,266)	$(9,913,835)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2023	4,312,500	$431	—	$—	$—	$(1,616,517)	$(1,616,086)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,188,333)	(1,188,333)
Net loss	—	—	—	—	—	(2,249,261)	(2,249,261)

Balance-March 31, 2024	4,312,500	$431	—	$—	$—	$(5,054,111)	$(5,053,680)

The accompanying notes are an integral part of these unaudited condensed financial statements.

APX ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(3,676,898)	$(2,249,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	3,339,250	1,757,500
Income earned in investments in trust account	(103,506)	(816,813)
Changes in operating assets and liabilities:
Prepaid expenses	—	(24,990)
Accrued interest receivable	37,984	3,480
Accrued expenses and accounts payable	147,661	1,169,208
Due to Related Party	—	512
Net cash used in operating activities	(255,509)	(160,364)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(375,000)
Net cash used in investing activities	—	(375,000)
Cash Flows from Financing Activities:
Convertible note payable	—	527,765
Proceeds received from promissory notes	255,461	—
Net cash provided by financing activities	255,461	527,765
Net Change in Cash	(48)	(7,599)
Cash - Beginning of period	120	8,167
Cash - End of period	$72	$568
Non-cash investing and financing activities:
Remeasurement of Class A shares subject to possible redemption	$65,522	$1,188,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

March 31, 2025

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity for the period May 13, 2021 (inception) through March 31, 2025, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering and until March 25, 2025, the search for a prospective initial business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On December 10, 2024, APx received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2, Nasdaq’s staff had determined that (i) APx’s securities will be delisted from Nasdaq, (ii) trading of SPAC Class A Ordinary Shares, Public Warrants, and SPAC Units would be suspended at the opening of business on December 17, 2024 and (iii) a Form 25-NSE will be filed with the SEC, which will remove APx’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since APx failed to complete our initial business combination by December 6, 2024, Nasdaq’s staff concluded that APx did not comply with Rule IM-5101-2 and that APx’s securities are now subject to delisting.

As a result, trading in APx’s securities on Nasdaq was effectively suspended with the open of the market on December 17, 2024, and APx’s securities are currently eligible to trade only on the over-the-counter markets system.

On March 21, 2025, Nasdaq filed a Form 25-NSE in respect of APx’s Class A ordinary shares with the SEC, and the delisting of APx’s Class A ordinary shares became effective on March 31, 2025. On May 8, 2025, Nasdaq filed a Form 25-NSE in respect of APx’s units and warrants with the SEC, and the delisting of APx’s units and warrants will become effective on May 18, 2025. Following the delisting on Nasdaq, APx’s Class A ordinary shares are quoted on the Pink Open Market of the OTC under the symbol “APXIF”. We will remain a reporting entity under the Securities Exchange Act of 1934, as amended, with respect to continued disclosure of financial and operational information.

Despite the delisting of our securities from Nasdaq, the Company intends to proceed with its efforts to consummate our initial Business Combination. However, Nasdaq approval of OmnigenicsAI’s initial listing application with respect to the Business Combination is a condition to such Business Combination, and there can be no guarantee that Nasdaq will approve such initial listing application, which may delay, or ultimately prevent the consummation of the proposed Business Combination.

Following the suspension of trading on Nasdaq, the Company’s Class A ordinary shares are quoted on the Pink Open Market of the OTC under the symbol “APXIF”.

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

Fifth Extension

On December 4, 2024, the Company held an extraordinary general meeting (the “December 2024 EGM”), As approved by its shareholders at the meeting, the Company and its trustee, Continental Stock Transfer & Trust Company, signed an amendment to the investment management trust agreement dated as of December 6, 2021, giving the Company the right to extend the Combination Period to December 9, 2025. Following the December 2024 EGM, no further Extension Payments are required.

In connection with the December 2024 EGM, the holders of 5,077,568 Public Shares properly exercised their right to redeem their Public Shares (and did not withdraw their redemption) for an aggregate redemption amount of $60,856,059.42. Following such redemptions, $6,233,015.29 remained in the Trust Account and 520,056 Public Shares remained issued and outstanding.

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

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the Company had $72 and $120 in cash and a working capital deficit of $5,168,585 and $4,765,415, respectively, excluding accrued interest receivable as it is not available for working capital purposes.

The Company’s liquidity needs up to March 31, 2025, had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our Initial Public Offering, the Private Placement Warrants and the Promissory Notes (as defined below), to cover certain offering expenses. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 6).

On February 28, 2023, the Company issued an unsecured promissory note (the “First Promissory Note”) in the amount of $875,000. The proceeds of the First Promissory Note were drawn in a single instance and will be used to economically facilitate the Company’s ability to effect the extension of the termination date. The First Promissory Note is payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.

On May 26, 2023, the Company issued a second unsecured promissory note (the “Second Promissory Note”) and, together with the First Promissory Note, the “Promissory Notes”) in the amount of $750,000. The proceeds of the Second Promissory Note were drawn in a single instance and will be used to economically facilitate the Company’s ability to effect the extension of the termination date. The Second Promissory Note is payable in full on the earlier of (a) the Company’s consummation of a Business Combination or (b) December 31, 2023.

On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection the Company incurred a gain on settlement of debt of $117,373. The Note payable is considered paid in full, and the Company no longer has access to draw funds.

On September 8, 2023, in connection with the Sponsor Alliance, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $500,000, which amount was later amended to up to $2,000,000. The note is non-interest bearing and is convertible at the option of the holder into one or more private placement warrants. The proceeds of the Promissory Note will be used to finance operating costs in connection with a Business Combination. The Working Capital Promissory Note is payable in full upon the Company’s consummation of a Business Combination. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, as of March 31, 2025, the amount was determined to be de minimis. As of March 31, 2025, and December 31, 2024, a principal balance of $1,743,499 and $1,731,460 was outstanding under the Working Capital Promissory Note. Because the conversion feature of the note is capped at $1,500,000, this amount of the principal balance as of March 31, 2025 is presented as Convertible note payable, with the remaining non-convertible portion of $243,499 presented as Notes payable.

On August 26, 2024, the Company issued an unsecured promissory note (the “Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The Bioceres Note bears interest at 20% per annum. The Company shall repay all interest accrued and the principal balance on the date on which the Company consummates its initial business combination. As of March 31, 2025, the principal balance outstanding is $446,000.

On November 7, 2024, the Company issued the unsecured Second Bioceres Note in the principal amount of $700,000 to Bioceres. The Second Bioceres Note bears interest at 20% per annum. The Company shall repay all interest accrued and the principal balance on the date on which the Company consummates its initial business combination. The note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note as well as all accrued interest and all other sums payable with regard to the note becoming immediately due and payable. The note was amended and restated as of March 21, 2025, to include a principal amount of up to $712,038. As of March 31, 2025, the principal balance outstanding is $712,037.

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

Going Concern Consideration

At March 31, 2025 and December 31, 2024, the Company had $72 and $120 in operating cash and a working capital deficit of $5,168,585 and $4,765,415, respectively, excluding Accrued interest receivable as it is not available for working capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $72 and $120 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Investment Held in Trust Account

As of March 31, 2025 and December 31, 2024, the Company had $6,311,873 and $6,208,367, respectively, held in the Trust Account which invests only in direct U.S. government treasury obligations.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share- based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2025, the Company determined that a Business Combination is not considered probable and, therefore, no share- based compensation expense has been recognized.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts) for the three months ended March 31, 2025 and March 31,2024:

	For the Three Months Ended March 31,
	2025		2024
	Class A Ordinary Shares, Redeemable	Class A Ordinary Shares, Non-Redeemable	Class A Ordinary Shares, Redeemable	Class A Ordinary Shares, Non-Redeemable
Basic and diluted net loss per ordinary share
Numerator
Allocation of net loss	$(395,690)	$(3,281,208)	$(1,270,470)	$(978,791)
Denominator
Basic and diluted weighted average shares outstanding	520,056	4,312,500	5,597,624	4,312,500

Basic and diluted net loss per ordinary shares	$(0.76)	$(0.76)	$(0.23)	$(0.23)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024.  The adoption resulted in disclosure changes only.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 21, 2021, the Company issued an aggregate of 4,312,500 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As of March 31, 2025, all of the over-allotment units had been settled simultaneously with the close of the Initial Public Offering. No Class B ordinary shares were forfeited or subject to forfeiture.

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

On August 18, 2023, the Company paid in full the outstanding balance of $1,625,000 drawn on the First Promissory and Second Promissory Notes, in connection the Company incurred a gain on settlement of debt of $117,373. The Promissory Note payable is considered paid in full, and the Company no longer has access to draw funds. The Payee forfeited all newly issued private placement warrants, and there was no debt discount outstanding as of March 31, 2025 and December 31, 2024.

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

On February 9, 2024, the Company and Templar amended and restated the Working Capital Promissory Note (the “Amended and Restated Note”), to increase the maximum principal amount from $500,000 to $2,000,000 and to provide that, in addition to funding working capital needs, amounts under the Amended and Restated Note may be used for the purposes of making one or more payments to Continental Stock Transfer & Trust Company, a New York limited liability trust company, as Extension Payments (as defined in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on November 29, 2023, as amended). Other than as set forth above, the terms of the Amended and Restated Note are identical to those of the Working Capital Promissory Note. The issuance of the Amended and Restated Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of March 31, 2025 and December 31, 2024, a principal balance of $1,743,499 and $1,731,460, respectively, was outstanding and the fair value of the conversion feature was immaterial. However, due to the conversion feature of the note capped at $1,500,000, the principal balance as of March 31, 2025 is presented as Convertible note payable, with the remaining non-convertible portion of the note balance shown under Notes payable.

On August 26, 2024, the Company issued an unsecured promissory note (the “Bioceres Note”) in the principal amount of $446,000 to Bioceres LLC (“Bioceres”), an indirect shareholder of OmnigenicsAI Corp, the counterparty to the Company’s previously announced business combination. The Bioceres Note bears interest at 20% per annum. The Company shall repay all interest accrued and the principal balance on the date on which the Company consummates its initial business combination. The Bioceres Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Bioceres Note as well as all accrued interest and all other sums payable with regard to the Note becoming immediately due and payable. As of March 31, 2025, the principal balance outstanding is $446,000 and is shown under Notes payable.

On November 7, 2024, the Company issued the unsecured Second Bioceres Note in the principal amount of $700,000 to Bioceres. The Second Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note as well as all accrued interest and all other sums payable with regard to the note becoming immediately due and payable. The note was amended and restated as of March 21, 2025, to include a principal amount of up to $712,038. As of March 31, 2025, the principal balance outstanding is $712,037 and is presented as Notes payable.

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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants included in the Units being sold in the Initial Public Offering, except that the Private Placement Warrants will not and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred shares. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary shares – The Company is authorized to issue 200,000,000 shares of $0.0001 par value Class A shares. At March 31, 2025 and December 31, 2024, there were 4,312,500 shares issued and outstanding (excluding 520,056 shares subject to possible redemption).

Class B Ordinary shares - The Company is authorized to issue up to 20,000,000 shares of Class B shares, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were zero Class B ordinary shares issued and outstanding.

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

At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary shares subject to possible redemption at December 31, 2024	$6,268,825
Remeasurement of carrying value to redemption value	65,522

Class A ordinary shares subject to possible redemption at March 31, 2025	$6,334,347

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account - (1)	1	$6,311,873	$6,208,367
Liabilities:
Warrant Liability - Public Warrants – (2)	3	$2,328,750	$690,000
Warrant Liability - Private Warrants – (2)	3	$2,416,500	$716,000

(1)	The fair value of the investments held in Trust Account approximates the carrying amount primarily due to the short-term nature.
(2)	Due to the suspension of trading of the public warrants in November 2024 the public and private warrants have been assessed as Level 3 as of December 31, 2024 and March 31, 2025 as no directly or indirectly observable public warrant list price.

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. At the subsequent measurement dates of March 31, 2025 and December 31, 2024, the Warrants were fair valued using the Binomial Lattice Simulation Method.

The key inputs into the Binomial Lattice simulation model for the Warrants are as follows at subsequent measurement:

Inputs	March 31, 2025	December 31, 2024
Risk-free interest rate	3.99%	4.42%
Expected term (years)	0.42	0.33
Expected volatility	1.00%	1.11%
Exercise price	$11.50	$11.50
Stock price	$10.21	$9.99
Dividend Yield	0.00%	0.00%
Expected Term to Maturity Date	4.87	4.82
Probability of a successful merger	90.00%	90.00%

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2024	$716,000
Change in valuation inputs or other assumptions	1,700,500
Fair value as of March 31, 2025	2,416,500

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

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating expenses	$351,503	1,305,094
Interest earned on investments held in Trust Account	$65,522	813,333

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and operating expenses. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the balance sheet date up through the date the financial statements was issued. Based upon the review, management did not identify, other than below, any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 8, 2025, Nasdaq filed a Form 25-NSE in respect of APx’s units and warrants with the SEC, and the delisting of APx’s units and warrants became effective on May 18, 2025.

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

The Proposed Business Combination

On March 25, 2024, the Company, OmnigenicsAI Corp, a Cayman Islands exempted company (“OmnigenicsAI”), Heritas Merger Sub Limited, a Cayman Islands exempted company and a direct wholly-owned subsidiary of OmnigenicsAI (“Merger Sub”) and MultiplAI Health Ltd, a private limited company formed under the laws of England and Wales (“MultiplAI” and, together with OmnigenicsAI, the “Target Companies”), entered into a Business Combination Agreement (the “Business Combination Agreement”; capitalized terms used but not defined herein shall have the respective meanings set forth in the Business Combination Agreement, a copy of which is included as an exhibit to this Quarterly Report). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination”.

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

The Closing

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

The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is included as an exhibit to this Quarterly Report.

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

The foregoing description of the Support Agreement is qualified in its entirety by reference to the full text of the Support Agreement, a copy of which is included as an exhibit to this Quarterly Report.

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

The foregoing description of the Backstop Agreement is qualified in its entirety by reference to the full text of the Backstop Agreement, copy of which is included as an exhibit to this Quarterly Report.

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

Results of Operations

Our entire activity from inception up to March 31, 2025 was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2025, we had a net loss of $3,676,898 which was comprised of operating costs of $351,503. In this period, we incurred unrealized loss of $3,339,250 related to the change in fair value of warrants, interest income of $65,522 from investments in our Trust Account and interest expense of $51,667.

For the three months ended March 31, 2024, we had a net loss of $2,249,261, which was comprised of operating costs of $1,305,094. In this period, we incurred unrealized loss of $1,757,500 related to the change in fair value of warrants and interest income of $813,333 from investments in our Trust Account. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

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

Liquidity and Capital Resources

As of March 31, 2025 the Company had $72 in its operating bank account, and a working capital deficit of $5,168,585, excluding accrued interest receivable as it is not available for working capital purposes.

The Company’s liquidity needs up to March 31, 2025 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares and the remaining net proceeds from our IPO, the Private Placement Warrants and proceeds from the Promissory Notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note (the “Working Capital Promissory Note”) in the amount of up to $2,000,000, as defined above (Note 6). As of March 31, 2025, the Company has an outstanding principal balance of $1,743,499.

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

On November 7, 2024, the Company issued the unsecured Second Bioceres Note in the principal amount of $700,000 to Bioceres. The Second Bioceres Note bears interest at 20% per annum. The Company shall repay all interested accrued and the principal balance on the date on which the Company consummates its initial business combination. The note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the note as well as all accrued interest and all other sums payable with regard to the note becoming immediately due and payable. On March 21, 2025, the Note was amended for the principal amount of up to $712,038.

As of March 31, 2025, $1,158,037 has been drawn under the Bioceres Notes.

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

Effective as of September 28, 2022, the underwriters from the Initial Public Offering resigned and withdrew from their role in the Business Combination and thereby waived their right to the deferred underwriting commissions in the amount of $6,037,500, which the Company has recorded as a gain on settlement of underwriter fees on the statement of shareholders’ equity for the year ended December 31, 2022 for $5,788,453, which represents the original amount recorded to accumulated deficit, and the remaining balance representing the original amount recorded to the statement of operations of $249,047 was recorded for the year ended December 31, 2022. No deferred underwriting commissions remain outstanding as of March 31, 2025 and December 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Pronouncements

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, as of March 31, 2025, because of material weaknesses in our internal control over financial reporting related to errors in warrant liabilities, errors in proper accounting of related party gains, classification of temporary and permanent equity, classification error in statement of cash flows, and accuracy and completeness of accrued expenses and accounts payable, accrued interest receivable and redemption value of ordinary shares subject to redemption. The detection of errors did not trigger a financial restatement and had no impact on previously issued financial statements.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

APX ACQUISITION CORP. I

Date: June 10, 2025	/s/ Kyle Bransfield
	Name:	Kyle Bransfield
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 10, 2025	/s/ Xavier Martinez
	Name:	Xavier Martinez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)